Form 10QSB
period 2005-10-31
Fitmedia Inc.
filed 2005-12-23
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 333-124872

FITMEDIA, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

304B - 338 WEST 8TH AVENUE
Vancouver, British Columbia V5Y 3X2
(Address of principal executive offices)

604.723.0954
(Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,603,520 common shares, par value $0.001 as at December 1, 2005

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

DISCLOSURE

To: The Shareholders of

FITMEDIA, INC.

It is the opinion of management that the interim financial statements for the period ended October 31, 2005 include all adjustments necessary in order to ensure that the financial statements are not misleading.

Vancouver, British Columbia
Date: December 23, 2005

/s/ Timothy Crottey
___________________________________________
Director of Fitmedia, Inc.

FITMEDIA, INC.
(A Development Stage Company)

October 31, 2005

Consolidated Financial Statements

FitMedia Inc.
(a development stage company)
Unaudited
October 31, 2005

F-i

FitMedia Inc.
(a development stage company)

CONSOLIDATED BALANCE SHEET
(expressed in U.S. dollars)
[Basis of Presentation - Note 1]

As at
Unaudited

	October 31,	January 31,
	2005	2004
	$	$

ASSETS
Current
Cash and cash equivalents	2,211	14,945
Prepaid expenses	185	1,503
	2,396	16,448

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	6,675	—
Due to a related party [note 4]	—	280
	6,675	280

Commitments [note 6]
Stockholders’ equity
Share capital
Preferred shares
Authorized: 20,000,000, with a par value of $0.0001
Issued and outstanding: none
Common shares
Authorized: 80,000,000, with a par value of $0.0001
Issued and outstanding: 23,603,520	2,360	2,360
Additional paid-in capital	21,334	21,334
Deficit accumulated during the development stage	(27,973)	(7,526)
Total stockholders’ equity	(4,279)	16,168
Total liabilities and stockholders’ equity	2,396	16,448

See accompanying notes

FitMedia Inc.
(a development stage company)
CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(expressed in U.S. dollars)

For the period August 30, 2004
(date of inception) to October 31, 2005
Unaudited

				Deficit
				accumulated		Total
			Additional	during the	Total	comprehensive
	Common stock		paid-in	development	stockholders’	income
	Shares	Amount	capital	stage	equity	(loss)
	#	$	$	$	$	$

Common shares issued for
cash on September 30, 2004
for $0.0001 per share	23,400,000	2,340	—	—	2,340	—
Commons hares issued in lieu
of rent on October 31, 2004
for $0.20 per share	10,020	1	2,003	—	2,004	—
Common shares issued for
service rendered on December 2,
2004 for $0.10 per share	1,000	—	100	—	100	—
Common shares issued for
cash on December 2, 2004
for $0.10 per share	192,500	19	19,231	—	19,250	—
Comprehensive income (loss) -
net loss for the period	—	—	—	(7,526)	(7,526)	(7,526)
Balance, January 31, 2005	23,603,520	2,360	21,334	(7,526)	16,168	(7,526)
Comprehensive income (loss) -
net loss for the period	—	—	—	(20,447)	(20,447)	(20,447)
Balance, October 31, 2005
(unaudited)	23,603,520	2,360	21,334	(27,973)	(4,279)	(27,973)

See accompanying notes

FitMedia Inc.
(a development stage company)

CONSOLIDATED STATEMENT OF OPERATIONS
(expressed in U.S. dollars)

Unaudited

	For the	For the	For the	For the
	cumulative period	period	period	period
	August 30, 2004	February 1,	August 1,	August 30, 2004
	(date of	2005 to	2005 to	(date of
	inception) to	October 31,	October 31,	inception) to
	October 31,	2005	2005	October 31,
	2005	(nine months)	(three months)	2004
	$	$	$	$

EXPENSES
Director fees [note 4[a]]	2,600	—	—	—
Filing	2,441	2,103	1,117	—
Office and miscellaneous	2,988	1,401	775	14
Production	3,632	3,632	1,434	—
Professional fees	14,141	11,641	6,347	—
Rent	2,171	1,670	501	501
Total expenses	27,973	20,447	10,174	515
Net loss for the period	(27,973)	(20,447)	(10,174)	(515)

Earnings (loss) per share
- basic and diluted	(0.00)	(0.00)	0.00	0.00

Weighted average number of shares
outstanding - basic and diluted	21,864,711	23,603,520	23,603,520	11,700,000

See accompanying notes

FitMedia Inc.
(a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
(expressed in U.S. dollars)

Unaudited

	For the	For the	For the
	cumulative period	period	period	For the
	August 30, 2004	February 1,	August 1,	period
	(date of	2005 to	2005 to	August 31,
	inception) to	October 31,	October 31,	2004 to
	October 31,	2005	2005	October 31,
	2005	(nine months)	(three months)	2004
	$	$	$	$

OPERATING ACTIVITIES
Net loss for the period	(27,973)	(20,447)	(10,174)	(515)
Adjustment for items not involving cash:
Shares issued in lieu of rent	2,004	—	—	—
Shares issued for service rendered	100	—	—	—
Change in non-cash working capital balances:
Prepaid expense	(185)	1,318	334	(1,525)
Accounts payable and accrued liabilities	6,675	6,675	6,575	—
Cash used in operating activities	(19,379)	(12,454)	(3,265)	(2,040)

FINANCING ACTIVITIES
Due to a related party	—	(280)	—	40
Proceeds from share issuance	21,590	—	—	4,340
Cash provided by (used in) financing
activities	21,590	(280)	—	4,380

Net increase (decrease) in cash and cash
equivalents	2,211	(12,734)	(3,265)	2,340
Cash and cash equivalents, beginning of period	—	14,945	5,476	—
Cash and cash equivalents, end of period	2,211	2,211	2,211	2,340

Supplemental disclosures of cash flow information
Interest expense paid in cash	—	—	—	—
Income taxes paid in cash	—	—	—	—

See accompanying notes

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

1. INCORPORATION AND BASIS OF PRESENTATION

Incorporation

FitMedia Inc. (“the Company”) was incorporated on August 30, 2004 under the laws of the State of Delaware. The Company is a development stage enterprise in the business of producing and distributing fitness DVDs.

Basis of presentation

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has not generated any operating revenues to date, has incurred a cumulative operating loss of $27,973 and has a working capital deficiency of $4,279 and will require additional funds to maintain its operations. Management’s plans in this regard are to raise equity financing as required and ultimately, achieve profitable operations. There is no assurance that the Company will be successful in achieving these goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from this uncertainty.

2. SIGNIFICANT ACCOUNTING POLICIES

Interim financial statements

These interim consolidated financial statements have been prepared using the same accounting policies as the most recent annual financial statements of the Company. These interim financial statements may not include all disclosures normally provided in the annual financial statements and should be read in conjunction with the Company’s audited financial statements for the period ended January 31, 2005. Interim results are not indicative of the results expected for the year.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The comparative figures have recorded operations from inception to October 31, 2004.

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Principles of consolidation

These consolidated financial statements include the accounts of FitMedia Inc. and its wholly owned subsidiary Green Tea Productions Inc. The subsidiary company is inactive at this time.

All inter-company accounts and transactions have been eliminated.

Accounting estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2005, cash and cash equivalents consist of cash only.

Advertising

The Company expenses advertising costs as incurred. There were no advertising expenses incurred by the Company for the period from August 30, 2004 (inception) to October 31, 2005.

Foreign currency transactions and translations

The Company maintains its accounting records in U.S. Dollars and translates the foreign currency transactions as follows:

At the transaction date, each asset, liability, revenue and expense denominated in foreign currency is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations.

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

Earnings (loss) per share

Earnings (loss) per share is computed using the weighted average number of shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share because there are no dilutive securities.

Fair value of financial instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

The carrying values of cash and equivalent, accounts payable and accruals and amount due to a related party approximate their fair values because of the short-term nature of these instruments. Management is of the opinion that the Company is not exposed to significant interest, currency, or credit risks arising from these financial instruments.

Income taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

Comprehensive income

The Company has adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), “Reporting Comprehensive Income”, which establishes standards for the reporting and displaying of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Consolidated Statement of Stockholders’ Equity. Comprehensive income comprises equity except those resulting from investments by owners and distributions to owners.

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

2. SIGNIFICANT ACCOUNTING POLICIES (cont’d.)

New accounting pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4”, which is the result of the FASB’s project to reduce differences between U.S. and international accounting standards. SFAS No. 151 requires idle facility costs, abnormal freight, handling costs, and amounts of wasted materials (spoilage) be treated as current-period costs. Under this concept, if the costs associated with the actual level of spoilage or production defects are greater than the costs associated with the range of normal spoilage or defects, the difference would be charged to current-period expense, not included in inventory costs. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 does not have an impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation”. SFAS 123(R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS 123(R), only certain pro-forma disclosures of fair value were required. SFAS 123(R) shall be effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company did not grant any stock options since its inception. The adoption of this new accounting pronouncement does not have a material impact on the Company’s consolidated financial statements.

Revenue recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated client returns and other allowances.

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

3. INCOME TAXES

As at October 31, 2005, the Company has estimated net operating losses carried forward for tax purpose of $27,973, which may be applied against future taxable income. The potential tax benefits arising from this loss have not been recorded in the consolidated financial statements. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in the management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset (liability) are as follows:

$

Loss carryforward	9,511
Valuation allowance	(9,511)
—

4. RELATED PARTY TRANSACTIONS

The amount due to a related party is due to a director of the Company and is unsecured, non-interest bearing and has no stated term of repayment.

FitMedia Inc.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(expressed in U.S. dollars)

October 31, 2005
Unaudited

5. COMMITMENTS

[a]

On October 1, 2004, the Company entered a Lease Agreement to rent an office. The lease term is from October 1, 2004 to September 30, 2009. The annual rent is $2,004 annually, payable for each year in advance within the first month of each year.

[b]	The Company has entered into four agreements with individuals to direct, produce, write and act in fitness DVDs.

The first agreement, dated June 27, 2005, is with an individual to write the Company’s first fitness DVD. As compensation for the writing services, the Company has agreed to pay the individual $80 per hour and a 5% royalty of the Company’s profits from the DVD. The second agreement, dated June 27, 2005, is with the same individual and is for acting services on the DVD. Compensation for these acting services will be at $80 per hour with no royalties.

The third agreement, dated June 27, 2005, is with a separate individual for acting services on the DVD. The compensation for this individual will be at $22 per hour with no royalties.

The fourth agreement, dated June 28, 2005, is with the Company’s CEO, director and president to act as director and producer for the DVD. Compensation for these services will be $400 in full with no royalty rights.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "Fitmedia" and the “Company” mean Fitmedia, Inc. unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Overview

Fitmedia is a development stage company that is in the early stages of developing fitness DVDs and a website through which we intend to sell the fitness DVDs. We plan to sell DVDs principally through big box distributors and others and we also plan to sell our fitness DVDs through our Internet site www.fitmedia.net. We have not yet entered into any agreements for the distribution of our planned DVDs.

We anticipate that our business will incur significant operating losses in the future. At this time, we believe that our success depends on our ability to complete development of our products and bring them to market quickly.

Our existence is dependent upon management's ability to develop profitable operations. Management anticipates Fitmedia will attain profitable status and improve its liquidity through the continued developing of its products and establishing a profitable market for our products and additional equity investment in Fitmedia. We completed principal photography on our first DVD, Prenatal Yoga, in Summer 2005, and we are currently in the process of editing the DVD. Our plan is to complete and release the DVD by Spring 2006.

None of our DVD production activities are generating revenues as yet.

In order to improve our liquidity, we are currently raising money through a direct offering of securities registered on Form SB-2. There can be no assurance we will be successful in its efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development of fitness DVDs, the launch and operation of our website www.fitmedia.net and we may have to cease development activities.

If operations and cash flow improve through future financing efforts, management believes that Fitmedia can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $40,000 over the course of the next year, mainly in the areas of production, administration, legal, accounting and marketing. However, if we are successful in raising more than $35,000, we intend to increase our spending in the areas of production and marketing, and the acquisition of production and editing equipment (currently we own none) according to how much capital we are able to raise.

Results of Operations from Inception (August 30, 2004) to October 31, 2005

Revenues

Fitmedia has not earned any revenues since incorporation on August 30, 2004. We intend to have our first DVD complete and ready for distribution in 2006 and we hope to enter into distribution agreements and make available for sale on our website our first DVD by Spring 2006. We therefore expect to begin generating revenues in the spring or the summer of 2006.

Expenses

The major components of our expenses from August 30, 2004 to October 31, 2005 are professional fees of $14,141, director fees paid to Roman Onufrijchuk in the amount of $2,600, office and miscellaneous expenses of $2,988, production expenses of $3,632 and $2,171 in rent. We expect to incur expenses of between $2,500 and $15,000 for the production of each of our first DVDs, plus between $500 and $1,000 for package design for each DVD we have produced. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss from August 30, 2004 to October 31, 2005 was $27,973. The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We expect to continue to incur losses for at least another 2 years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in 2006, but any revenues we are successful in generating in 2006 we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of October 31, 2005, we had cash and cash equivalents of $2,211. We have started spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development in early 2006. Fitmedia expects to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months will be approximately $40,000 as follows:

$13,000 in auditor and legal fees
$ 3,000 for the production costs of our first Fitness DVD
$ 3,000 for the production costs of our second Fitness DVD
$ 2,500 in directors’ fees
$ 3,000 general administration expenses
$ 7,000 duplication costs
$ 4,500 in marketing fees
$ 4,000 for development of the first phase of our website development

We need approximately an additional $38,000 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through an offering of our common stock at a price of $0.15 per share. We recently registered on a Form SB-2 670,000 common shares for sale at a price of $0.15, and we have begun efforts to raise money through this offering. If we are successful in selling all 670,000 we will raise proceeds of approximately $100,500. Once our website is developed and our first two DVDs are produced, we may seek additional financing of between $100,000 and $500,000 to develop further products and to launch our products into the market.

Fitmedia plans to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. There are no assurances that Fitmedia will be able to meet its capital requirements or that its capital requirements will not increase. If Fitmedia is unable to raise necessary capital to meet its capital requirements, Fitmedia may not be able to develop its fitness DVDs or its website and it may never be able to offer a product for sale to the public.

As Fitmedia expands in the future, and once our products are ready for distribution, Fitmedia will incur additional costs for personnel. In order for Fitmedia to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant Fitmedia stock options to future employees. We anticipate that we will need approximately $100,000 per year beginning in 2007 to pay salaries to employees in working in the areas of marketing, sales and accounting.

Fitmedia's independent certified public accountants stated in their report dated February 23, 2005 that Fitmedia has incurred operating losses from its inception and that Fitmedia is dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about Fitmedia's ability to continue as a going concern.

Known Material Trends and Uncertainties

Fitmedia intends to enter into agreement with fitness instructors to act as writers or directors for the DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. For example we have agreed to pay the writer, Joelle Lazar, 5% of our profits from sales of our Prenatal Yoga DVD. We also anticipate that we may offer royalties to performer who appears on screen in our DVDs. Because we are trying to keep our production costs at a minimum, we may offer royalty percentages of sales that are higher than the industry average. We anticipate that we may owe as much as 10% of our gross revenues in royalties to performers, writers or directors of our DVDs.

As of October 31, 2005, Fitmedia has no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the board of directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in the online music sales or music distribution industry or general economic conditions.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit Number and Description

10.1 (2)	Writer Agreement with Joelle Lazar dated June 27, 2005

10.2 (1)	Lease Agreement

10.3 (2)	Actor Agreement with Joelle Lazar dated June 27, 2005

10.4 (2)	Actor Agreement with Carrie Lazar dated June 27, 2005

10.5 (2)	Director and Producer Agreement with Timothy Crottey dated June 28, 2005

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	previously filed as an exhibit to Fitmedia’s Form SB-2 filed May 13, 2005
(2)	previously filed as an exhibit to Fitmedia’s Form SB-2/A #1 filed September 19, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FITMEDIA, INC.

Dated: December 23, 2005	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer