Form 10KSB
period 2006-01-31
Fitmedia Inc.
filed 2006-05-16
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 333-124872

FITMEDIA INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 304B
338 West 8th Avenue
Vancouver, British Columbia	V5Y 3X2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-723-0924

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form-
10-KSB or any amendment to Form 10-KSB. [           ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of
the Act). Yes [           ] No [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of
the Act). Yes [           ] No [ x ]

Issuer’s revenues for its most recent fiscal year: $0.00

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at May 10, 2006 (computed by reference to the last sale of common shares by the
Issuer): $52,915

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at May 10, 2006: 23,740,404

PART I

Item 1. Description of Business.

Currency

All currency references in this report are in US dollars unless otherwise noted.

Introduction

We are Fitmedia Inc. (the “Company”, "Fitmedia", "we”, “our”). Our business objective is to produce, distribute and sell DVDs related to exercise, healthy lifestyles and physical and mental fitness (the “Fitness DVDs”) for use in peoples homes. We have one wholly-owned subsidiary, Green Tea Productions, Inc., through which we intend to carry on production activities, but which is currently inactive.

Since our inception on August 30, 2004, we have been developing our business plan and identifying and developing ideas for the DVDs which we are planning to produce. Since September 2004, we have intended to produce and distribute fitness and nutrition instructional DVDs. We intend to generate revenues through the sale of such fitness DVDs. As of January 2006, we had identified the areas in which we intend to begin production of DVDs, which are the areas of yoga and meditation (our “First DVDs”).

From September to December 2004, we gathered information on the holistic, exercise, nutrition, exercise video, yoga and fitness industries and reviewed fitness videos and DVDs produced by our competitors. From January to May 2005, we developed our planned format for our First DVDs, including the length and descriptions of various segments. During this time we also reviewed resumes of potential fitness instructors to write or star in our planned DVDs as well as reviewing resumes of potential production personnel, such as camera operators, video editors, costume designers, lighting technicians, sound editors and assistant directors.

Director, Producer, Writer and Talent for DVDs

On June 27, 2005, we concluded two agreements whereby Joelle Lazar agreed to write and star in our First DVD, tentatively entitled, “Fitmedia’s Prenatal Yoga” (the “Prenatal Yoga DVD”). Joelle Lazar is a teacher of yoga, Eastern philosophy and meditation. She is a specialist in prenatal and therapeutic yoga and a singer of traditional Indian music as a healing art. She also writes articles on yoga, meditation, health and personal growth. For the past year, Ms. Lazar has been the director of Our Town Yoga School. Ms. Lazar has appeared on Good Morning Canada, a CTV production, demonstrating a prenatal yoga class she designed to a national audience. She has obtained certification to teach theory and practice of yoga at the International Meditation Institute in Kullu, India.

The writer agreement between Joelle Lazar and Fitmedia requires Ms. Lazar to prepare a treatment and full screenplay which is to include an outline of 45 minutes of yoga poses suitable for pregnant women, and separate segments for guided meditation, anatomy of breath and hand movements. As compensation for Ms. Lazar’s writing services, Fitmedia has agreed to pay Ms. Lazar $80 per hour, and a 5% royalty of Fitmedia’s profits from the DVD. On July 5, 2005, Ms. Lazar completed the development of the screenplay, and has been paid $647 by Fitmedia for her writing services. The agreement assigns all copyright in the screenplay to Fitmedia.

The actor agreement between Joelle Lazar and Fitmedia dated June 27, 2005 has been attached to this prospectus as Exhibit 10.3. The agreement engages Ms. Lazar as the instructor and star of the Prenatal Yoga DVD. The services to be provided by Ms. Lazar include on screen instructing and yoga poses during principal photography, as well as extra dialogue work, trailors, retakes and added scenes, if required. Fitmedia has agreed to pay Ms. Lazar fees of $80 per hour for her on screen work, with no royalties.

Carrie Lazar entered into an agreement with Fitmedia on June 27, 2005 to also appear in the Prenatal Yoga DVD. Pursuant to the agreement, Carrie Lazar agreed to appear on the DVD doing yoga poses as instructed on screen by her sister, Joelle Lazar. The services to be provided by Carrie Lazar include on screen instructing and yoga poses during principal photography, as well as extra dialogue work, trailors, retakes and added scenes, if required. Fitmedia has agreed to pay Carrie Lazar fees of $22 per hour for her on screen work, with no royalties. Both Joelle Lazar and Carrie Lazar assigned all intellectual property proceeds of their services to Fitmedia.

On June 28, 2005, Fitmedia entered into an agreement with Timothy Crottey, our President, to act as director and producer for the Prenatal DVD. The agreement is included in this prospectus as Exhibit 10.5. Mr. Crottey agreed to accept $400 in full payment for his services, with no royalty rights, and agreed to assign all intellectual property rights in the Prenatal Yoga DVD to Fitmedia. Mr. Crottey has no experience as a director or producer, but he has been studying Communications at Simon Fraser University in Burnaby, British Columbia for several years, and he has taken several courses in media and editing.

Production

Principal photography has been completed on the Prenatal Yoga DVD. The photography took place in Vancouver, British Columbia on July 5, 2005 and August 9, 2005. Joelle and Carrie Lazar both starred on screen and Tim Crottey directed. We also had several camera operators who were hired for each day, and we rented cameras and sound recording equipment. Tim Crottey intends to oversee the editing process, which is expected to take several months. We intend to begin filming our next DVD after completion of the Prenatal Yoga DVD.

Our intention is to complete post-production on the Prenatal Yoga DVD and our other planned DVDs by hiring independent contractors to act as production and post production personnel, writers and performers in our planned DVDs.

The Holistic and Fitness Industries

According to Astrid Lange at Torstar News Service, the estimated value of the fitness industry is $1.3 billion in Canada and $17 billion in the U.S. Every year, 45 million Americans diet and spend a whopping $32 billion a year trying to take off the extra pounds, according to the American Obesity Association. That amount includes money spent on diet soda and food, artificially sweetened products, appetite suppressants, diet books, videos and cassettes, fitness clubs and medically supervised weight loss programs. In addition, other aspects of healthy living such as sports nutrition products, spas and health clubs are generating increasing revenues. For example, the Boston-based International Health, Racquet & Sportsclub Association estimates that the total number of commercial health clubs and fitness centers in the U.S. now exceeds 23,500 and the industry posted a robust 14.1 billion in revenue in 2003, reflecting a nearly 8% increase over 2002.

One aspect of healthy living that is growing fast is holistic living. Holistic living, the practice of maintaining and improving health in which physical, mental, and social factors are taken into account, means different things to different people. It includes elements of the individual’s personal life such as health and fitness, culture and entertainment, interactions with our world and the environment, and spirituality. The popularity of holistic living is on the rise, as demonstrated by the increase in the practice of yoga, a system of spiritual and physical exercises which help control the body and mind and encourage health and well-being. According to the Yoga Research and Information Centre, in 2003, 18 million Americans practiced yoga three times a week, up from only 3 million Americans practicing yoga in 1993, and in 2003 over $27 billion was spent on yoga tapes, videos, racer-back tops and other yoga paraphernalia in the U.S. A search on Amazon.com for yoga books and tapes yields more than 2,000 hits. The Yoga Journal, which had 50,000 readers in 1990, is up to half a million.

The Instructional DVD and Video Industry

The instructional DVD industry is highly competitive. According to Neilsen media research, DVD fitness titles sales rated by Neilsen VideoScan reported in March 2004 that DVD represented 51% of the sales for the top 30 fitness titles. DVD interactive format has eclipsed the VHS format of fitness title sales.

The U.S. fitness industry if fuelled by fads that have enormous economic impact. Over the past few years, the most popular fitness DVD titles have related to pilates and yoga. USA today reported that according to Video Store Magazine Market Research the top 10 selling DVD fitness titles of 2003. 1 in the top ten is Leslie Sansone: Walk Away the Pounds: (168,000 Units). #2 The Method Pilates Target Specific: (150,000 Units) #3 The Method Pilates: (120,000 Units) #4 Pilates Conditioning for Weight Loss: (117,000 Units) #5 Pilates for Dummies: (168,000 Units) #6 Crunch: Pick Your Spot Pilates: (105,000 Units) #7 Darrin’s Dance Grooves: (91,000 Units) #8 Cheer: (80,000 Units) #9 The Firm: Total Body Super Cardio Mix: (73,000 Units) #10 Yoga Conditioning for Weigh Loss: (72,000 Units).

Our Products and Services

We intend to capitalize on the growing industries of diet, fitness and holistic living by producing fitness DVDs which are exciting, motivating and fun. We intend to create quality exercise and fitness DVDs, which we hope to do by working with skilled production, fitness and media personnel. Fitmedia intends to only produce media in the DVD format.

DVD is short for digital versatile disc or digital video disc, a type of optical disk technology similar to the CD-ROM. A DVD holds a minimum of 4.7GB of data, enough for a full-length movie. DVDs are commonly used as a medium for digital representation of movies and other multimedia presentations that combine sound with graphics.

The DVD specification supports disks with capacities of from 4.7GB to 17GB and access rates of 600KBps to 1.3 Mbps. One of the best features of DVD drives is that they are backward-compatible with CD-ROMs, meaning they can play old CD-ROMs, CD-I disks, and video CDs, as well as new DVD-ROMs. Newer DVD players can also read CD-R disks.

We intend to produce as our First DVDs, DVDs covering the following topics:

  Yoga for Seniors
  Pre-Natal Yoga
  Yoga for Kids

  Meditation and Relaxation

Yoga is a form of exercise that takes into account the interrelationship between body and mind, and is a method that combines movements that benefit physical health with breathing and meditation techniques that help ensure peace of mind. We have chosen these topics, with a focus on yoga, because we believe we will be able to produce these DVDs at a lower cost than other topics such as Pilates, which may require specialized equipment. Pilates, for example, is a system of physical exercise involving controlled movements, stretching and breathing, performed on specifically designed exercise apparatus and supervised by extensively trained teachers. The DVDs we intend to produce will be the types of programs in which viewers exercise along with an instructor on the DVD program. In some cases, our DVDs will also contain supplementary information on other topics, such as nutrition. We have also identified topics which we believe will appeal to a niche target market and therefore provide us with a smaller, more focused market to market our products to. Each of our DVDs is planned to contain between 45 and 90 minutes of digital video, including several segments. We plan to include in each an introduction, as well as segments on nutrition and relaxation and overall health. Our first planned DVD topic is Yoga for Seniors, for which we plan to begin filming in Summer 2005. In addition to fully producing Yoga for Seniors, we intend to design and produce the packaging for the DVD. Although we do not have any employees, we intend to oversee production of our DVDs, as well as the design and production of the packaging through independent contractors that we intend to hire.

Other DVD topics we are considering producing in the future include:

  Yoga for Kids
  Workout for the every day Senior
  Pilates for Beginners
  Pilates for your Home
  Pole Dancing
  Advanced Pole Dancing
  Isometrics for a Tone Lean Body

We intend to gauge the success (or failure) of our ability to generate revenues from sales of our First DVDs before we finalize our production plans for further DVDs.

Our Distribution Methods

We currently have no share in the market for fitness DVDs. We plan to sell fitness DVDs through the following channels:

1.	chain stores, large, big box distributors and other smaller retailers;
2.	smaller retailers that may be more interested in local content, beginning with retailers in and around Vancouver, British Columbia;
3.	our Internet site www.fitmedia.net, which we intend to develop so that it can handle ecommerce transactions;
4.	shopping websites, such as ebay.com and Yahoo! Shopping; and
5.	distributors of documentary or other media that handle sales in particular English speaking territories, such as the United Kingdom and Australia.

We have not yet entered into any agreement with any retail or other type of company for the distribution of our intended DVDs and we can not guarantee that we will be successful in doing so.

New Products and Services

The next fitness DVD we intend to produce is on the topic Yoga for Kids. Our goal is to complete principal photography on the Yoga for Kids DVD by the end of July 2006 and to have all post production completed by Fall 2006. We intend to have completed a total of three DVDs by the end of 2006. These will be: Pre-Natal Yoga, Yoga for Kids, and Meditation and Relaxation.

Our Competitive Position

Our fitness DVD sales business will face competition from the many companies that already sell fitness DVDs in those chain stores and through smaller retailers and on their own Internet sites or shopping websites such as ebay.com and Yahoo! Shopping. Many of our competitors who produce fitness DVDs will have greater financial and other resources than we do and will be able to promote their products to a greater extent than we will and perhaps have celebrity endorsements or participation that will enable them to attract more buyers. In addition, competing production companies may be able to obtain more or better DVD content and have better promotional campaigns. Also, the extent to which consumers choose to exercise in fitness centers or in other manners without the aid of DVDs may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins.

Although we are entering a market that already contains many experienced companies with greater resources, we believe that we may still be able to compete in the market. We believe that there is room in the marketplace for original fitness DVDs that offer new information and types of exercise that are specifically targeted to groups of people or to people with specific interests. This belief is based on informal research that our management has done on the types of fitness DVDs available for purchase on the Internet and in other locations, compared to discussions with approximately 30 people from various backgrounds and of different demographics regarding the types of fitness DVDs that might appeal to them. We plan to produce and sell fitness DVDs to those niche markets.

Sources and Availability of Raw Materials

As of the date of this prospectus, we have no need for raw materials or suppliers.

Customer Base

As of the date of this prospectus, we have no customers. If we are able to establish a customer base in the future, we may become dependent on a few major customers.

Intellectual Property

We own the copyright in the website www.fitmedia.net. We intend to own copyright in all DVDs we produce and we intend to apply for trademark protection for all of the titles of our DVDs.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because Fitmedia intends to sell its DVDs through the Internet as one of its methods of distribution, Fitmedia will be subject to rules and regulations around the world which effect the business of the Internet. Also, because Fitmedia carries on business in Canada, it is subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

As of May 11, 2006, we have no part time or full time employees. We have one contractor who works part time on a regular basis: our President, Timothy J. Crottey. Mr. Crottey devotes approximately 25 hours a week to Fitmedia.

We currently engage independent contractors in the areas of marketing, web design, accounting, sales, business development and legal services. Once we begin filming our Fitness DVDs, we plan to engage independent contractors in the areas of camera operators, yoga and other fitness experts, production assistants, directors, editors, and packaging design.

Item 2. Description of Property.

Our offices and studio are in rented premises located at 304B-338 West 8th Avenue and consist of approximately 300 square feet on the top half of a loft office. The bottom of the loft office is a common area and in the common area we have access to fax services. Our current studio is sufficient for our business purposes. Many independent contractors work from home and we intend to shoot the photography for our DVDs in various locations. For example, most of the photography for our Prenatal Yoga DVD took place at the beach. We anticipate the in the future we may need to rent studio space for limited periods of time to shoot the video photography for our planned DVDs. The lease term for our offices is from October 1, 2004 to September 30, 2009. The rent is $2,004 annually, payable for each year in advance within the first month of each year. This amount includes Internet and fax services and all other utilities except for telephone. We may cancel the lease at any time on one month’s notice. The landlord may terminate lease on six months written notice to Fitmedia, or on one month written notice to Fitmedia if the landlord has entered into a binding contract for sale of the premises.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is currently not traded on any exchange.

As of May 10, 2006, there were 23,740,404 shares of our common shares outstanding, held by approximately 51 shareholders of record.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Recent Sales of Unregistered Securities

There have been no recent sales of unregistered securities.

Use of Proceeds

On November 3, 2005, our Registration Statement on Form SB-2 dated October 20, 2005 was declared effective. The SB-2 registered 203,520 common shares to be sold by a direct offering and 670,000 common shares for sale through a direct offering by our officers and directors at a price of $0.15. On January 10, 2006 we raised $11,650 through the sale of 77,666 shares through this offering. There were no underwriters involved in the offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of the Company made in connection with issuance of the shares sold in the direct offering. From November 3, 2005, the date of effectiveness of the Form SB-2, to January 31, 2006, we did not incur any expenses for the offering. Therefore, our net proceeds of our offering as of January 31, 2006 was $11,650. As of January 31, 2006, we had not spent any of the proceeds from our direct offering.

Item 6. Management's Discussion and Analysis or Plan of Operation. Overview

We are a development stage company in the early stages of developing fitness DVDs and a website through which we intend to sell the fitness DVDs. We plan to sell DVDs principally through big box distributors and others and we also plan to sell our fitness DVDs through our Internet site www.fitmedia.net. We have not yet entered into any agreements for the distribution of our planned DVDs.

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

We intend to spend approximately $40,000 over the course of the next year, mainly in the areas of production, administration, legal, accounting and marketing. However, if we are successful in raising more than $25,000 during the next 12 months, we intend to increase our spending in the areas of production and marketing, and the acquisition of production and editing equipment (currently we own none) according to how much capital we are able to raise.

Results of Operations

Revenues

We have not earned any revenues since our incorporation on August 30, 2004. We intend to have our first DVD complete and ready for distribution in 2006 and we hope to enter into distribution agreements and make available for sale on our website our first DVD by Spring 2006. We therefore expect to begin generating revenues in the spring or the summer of 2006.

Expenses

During the fiscal year ended January 31, 2006, we incurred total expenses of $22,350. These expenses included $1,766 in director fees, $5,719 in office and miscellaneous costs (including production expenses), $12,694 in professional fees and $2,171 in rent. We expect to incur expenses of between $2,500 and $15,000 for the production of each of our DVDs, plus between $500 and $1,000 for package design for each DVD we have produced. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss for our fiscal year ended January 31, 2006 was ($22,350). The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We expect to continue to incur losses for at least another two years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in 2006, but any revenues we are successful in generating in 2006 we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of January 31, 2006, we had cash and cash equivalents of $14,640. We have been spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development during the next 12 months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months will be approximately $40,000 as follows:

$13,000 in auditor and legal fees

$ 1,000 to complete production and package design for our first Fitness DVD
$ 5,000 for the production costs of our second Fitness DVD
$ 2,500 in directors’ fees
$ 3,000 general administration expenses
$ 7,000 duplication costs
$ 2,500 in marketing fees
$ 6,000 for development of the second phase of our website

We need approximately an additional $25,360 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through an offering of our common stock at a price of $0.15 per share. We recently registered on a Form SB-2 670,000 common shares for sale at a price of $0.15, and as of January 31, 2006 we had raised $11,650 through the sale of 77,666 shares through this offering. Between January 31, 2006 and May 7, 2006, we raised an additional $8,882.70 through the issuance of 59,218 shares. If we are successful in selling the balance of all 533,116 shares we will raise proceeds of approximately $79,967. If we raise more than $25,360 over the next 12 months we will use the excess to develop new products or services. Once our website is developed and our first two DVDs are produced, we may seek additional financing of between $100,000 and $500,000 to develop further products and to launch our products into the market.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. There are no assurances that we will be able to meet its capital requirements or that its capital requirements will not increase. If we are unable to raise necessary capital to meet its capital requirements, we may not be able to develop its fitness DVDs or its website and it may never be able to offer a product for sale to the public.

If we are able to expand in the future, and once our products are ready for distribution, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $100,000 per year beginning in 2007 to pay salaries to employees in working in the areas of marketing, sales and accounting.

Our independent certified public accountants stated in their report dated April 27, 2006 that we have incurred operating losses from its inception and that we are dependent upon its ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

We intend to enter into agreement with fitness instructors to act as writers or directors for the DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. For example we have agreed to pay the writer, Joelle Lazar, 5% of our profits from sales of our Prenatal Yoga DVD. We also anticipate that we may offer royalties to performer who appears on screen in our DVDs. Because we are trying to keep our production costs at a minimum, we may offer royalty percentages of sales that are higher than the industry average. We anticipate that we may owe as much as 10% of our gross revenues in royalties to performers, writers or directors of our DVDs.

As of January 31, 2006, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment: Critical accounting policies identified are as follows:

Investment in DVD Recordings

Investment in DVD recordings represent projects in progress and the unamortized costs of programs and recordings which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under AICPA Statement of Position (“SOP”) No. 00-2 “Accounting by Producers or Distributors of Films” exploitation costs, including advertising and marketing costs, are expensed as incurred.

Projects in progress include the costs of developing DVD recordings. Such costs are capitalized and, upon completion of production, are added to investment in DVD recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. Projects in progress are written off at the earlier of the date determined not to be recoverable or when projects in progress are abandoned.

Amortization is determined based on the ratio that current gross revenues bear to management's estimate of total remaining ultimate gross DVD revenue as of the beginning of the current fiscal year on a program by program basis (the "individual DVD forecast method"). Revenue and DVD costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a DVD program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized DVD costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods.

Production financing provided by third parties that acquire substantive equity participation is recorded as a reduction of costs of the production.

Capitalized DVD costs are stated at the lower of unamortized cost or estimated fair value on an individual DVD basis. Fair market value is based on the discounted projected net cash flows. The determination of the projected net cash flows and discount rates are subjective in nature and involve uncertainties and matters of significant judgement by management.

The Company has produced one DVD recording to date, and at January 31, 2006, has capitalized $3,632 in related costs. There is the possibility that the Company will not be able to generate enough revenues to recover the costs incurred to date in full. Accordingly, future results of operations may be negatively impacted by the write off of these costs.

Item 7. Financial Statements.

Our Audited Consolidated Financial Statements as of January 31, 2006 and January 31, 2005 and for the period from August 30, 2004 (Date of Inception) to January 31, 2006, and for the year ended January 31, 2006 and for the period from August 30, 2004 (Date of Inception) to January 31, 2005 follow as pages F-1 through F-10.

FitMedia Inc.
(A Development Stage Company)

January 31, 2006

F-i

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
FitMedia Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of FitMedia Inc. (A Development Stage Company) as of January 31, 2006 and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying balance sheet of FitMedia Inc. (A Development Stage Company) as of January 31, 2005 and the related statements of operations, cash flows and stockholders' equity for the period from August 30, 2004 (Date of Inception) to January 31, 2005 were audited by other auditors in their report dated February 23, 2005. Those auditors expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph describing the substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FitMedia Inc. (A Development Stage Company) as of January 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has never generated any revenue and has incurred significant operating losses since inception. The Company will need additional equity/debt financing to sustain operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 27, 2006

MOORE STEPHENS ELLIS FOSTER LTD. CHARTERED ACCOUNTANTS 1650 West 1st Avenue Vancouver, BC Canada V6J 1G1 Telephone: (604) 737-8117 Facsimile: (604) 714-5916 Website: www.ellisfoster.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

FitMedia Inc.
(A development stage company)

We have audited the balance sheet of FitMedia Inc. (a development stage company) (“the Company”) as at January 31, 2005 and the related statements of stockholders’ equity, operations and cash flows for the period from August 30, 2004 (inception) to January 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at January 31, 2005 and the results of its operations and its cash flows for the period from August 30, 2004 (inception) to January 31, 2005 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated any revenue and has incurred start-up losses to date, realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada February 23, 2005	“MOORE STEPHENS ELLIS FOSTER LTD." Chartered Accountants

MSEFA partnership of incorporated professionals
An independently owned and operated member of Moore Stephens North America Inc., a member of Moore Stephens International Limited - members in principal cities throughout the world

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	January 31,	January 31,
	2006	2005
	$	$

ASSETS

Current Assets

Cash	14,640	14,945
Prepaid expenses	185	1,503

Total Current Assets	14,825	16,448

Investment in DVD Recordings (Note 4)	3,632	–

Total Assets	18,457	16,448

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	4,089	–
Due to a related party (Note 3(a))	9,000	280

Total Liabilities	13,089	280

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity

Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–

Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,681,186 and 23,603,520 shares issued and outstanding, respectively	2,368	2,360

Additional Paid in Capital	32,876	21,334

Deficit Accumulated During the Development Stage	(29,876)	(7,526)

Total Stockholders’ Equity	5,368	16,168

Total Liabilities and Stockholders’ Equity	18,457	16,448

(The accompanying notes are an integral part of the financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated from		For the Period
	August 30, 2004		August 30, 2004
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to January 31,	January 31,	to January 31,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Director fees	4,366	1,766	2,600
Office and miscellaneous	7,644	5,719	1,925
Professional fees	15,194	12,694	2,500
Rent	2,672	2,171	501

Total Expenses	29,876	22,350	7,526

Net Loss For the Period	(29,876)	(22,350)	(7,526)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		23,608,000	18,802,000

(The accompanying notes are an integral part of the financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From		For the Period
	August 30, 2004		August 30, 2004
	(Date of Inception)	For the Year Ended	(Date of Inception)
	to January 31,	January 31,	to January 31,
	2006	2006	2005
	$	$	$

Operating Activities
Net loss for the period	(29,876)	(22,350)	(7,526)
Adjustments to reconcile net loss to cash
Shares issued for rent	2,004	1,503	501
Shares issued for services	100	–	100
Change in operating assets and liabilities
Accounts payable and accrued liabilities	4,089	4,089	–
Prepaid expenses	(185)	(185)	–
Net Cash Used In Operating Activities	(23,868)	(16,943)	(6,925)
Investing Activities
Investment in DVD recordings	(3,632)	(3,632)	–
Net Cash Flows Used In Investing Activities	(3,632)	(3,632)	–
Financing Activities
Advances from a related party	9,000	8,720	280
Proceeds from issuance of common stock, net	33,140	11,550	21,590
Net Cash Flows Provided By Financing Activities	42,140	20,270	21,870
Increase (Decrease) in Cash	14,640	(305)	14,945
Cash - Beginning of Period	–	14,945	–
Cash - End of Period	14,640	14,640	14,945

Non-cash Investing and Financing Activities
Common stock issued for expenses	2,104	1,503	601

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of the financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from August 30 , 2004 (Date of Inception) to January 31, 2006
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$

Balance – August 30, 2004 (Date of
Inception)	–	–	–	–	–

September 30, 2004 – common shares
issued for cash at for $0.0001 per share	23,400,000	2,340	–	–	2,340

October 31, 2004 - common shares
issued for rent at $0.10 per share	10,020	1	2,003	–	2,004

December 2, 2004 - common shares
issued for services at $0.10 per share	1,000	–	100	–	100

December 2, 2004 - common shares
issued for cash at $0.10 per share	192,500	19	19,231	–	19,250

Net loss for the period	–	–	–	(7,526)	(7,526)

Balance – January 31, 2005	23,603,520	2,360	21,334	(7,526)	16,168

January 10, 2006 - common shares
issued for cash at $0.15 per share	77,666	8	11,642	–	11,650

Share issuance costs	–	–	(100)	–	(100)

Net loss for the year	–	–	–	(22,350)	(22,350)

Balance – January 31, 2006	23,681,186	2,368	32,876	(29,876)	5,368

(The accompanying notes are an integral part of the financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2006
(Expressed in US dollars)

1.	Development Stage Company

FitMedia Inc. (“the Company”) was incorporated on August 30, 2004 under the laws of the State of Delaware. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the production, distribution and sale of DVDs related to exercise, healthy lifestyles and physical and mental fitness.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2006, the Company has accumulated losses of $29,876 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective November 3, 2005, to register 670,000 shares of common stock for sale at a price of $0.15 per share to raise gross proceeds of $100,500. The Company is also registering 203,520 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

Subsequent to year end, the Company issued 72,578 common shares for cash proceeds of $10,887. Refer to Note 8.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31.

	b)	Principles of Consolidation

These consolidated financial statements include the accounts of FitMedia Inc. and its wholly-owned subsidiary Green Tea Productions Inc. The subsidiary is inactive for the year ended January 31, 2006.

	c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2006
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	g)	Investment in DVD Recordings

Investment in DVD recordings represent projects in progress and the unamortized costs of programs and recordings which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Exploitation costs, including advertising and marketing costs, are expensed as incurred.

Projects in progress include the costs of developing DVD recordings. Such costs are capitalized and, upon completion of production, are added to investment in DVD recordings. Advances or contributions received from third parties to assist in development are deducted from these costs. Projects in progress are written off at the earlier of the date determined not to be recoverable or when projects in progress are abandoned.

Amortization is determined based on the ratio that current gross revenues bear to management's estimate of total remaining ultimate gross DVD revenue as of the beginning of the current fiscal year on a program by program basis (the "individual DVD forecast method"). Revenue and DVD costs are continually reviewed by management and revised when warranted by changing conditions. When estimates of total revenues and costs indicate that a DVD program will result in an ultimate loss, a reduction in the carrying value of the investment is recognized to the extent that capitalized DVD costs exceed estimated fair value. Such adjustments could have a material effect on the results of operations in future periods. Production financing provided by third parties that acquire substantive equity participation is recorded as a reduction of costs of the production.

Capitalized DVD costs are stated at the lower of unamortized cost or estimated fair value on an individual DVD basis. Fair market value is based on the discounted projected net cash flows. The determination of the projected net cash flows and discount rates are subjective in nature and involve uncertainties and matters of significant judgement by management.

	h)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	i)	Financial Instruments

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	j)	Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the client, the sales price is fixed and determinable, and collectibility is reasonably assured. The Company reduces revenue for estimated client returns and other allowances.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2006
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	l)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

	m)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock- Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

	n)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting

Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2006
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	n)	Recent Accounting Pronouncements (continued)

the cost of employee services received in exchange for an award of equity instruments based on the grant- date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3.	Related Transactions

a)

As at January 31, 2006, the Company is indebted to the President of the Company for cash advances of $9,000 (2005 - $280) made to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

In November 2004, the Company entered into a Letter of Agreement (“the Agreement”), providing the terms of and conditions for the appointment for an individual as a non-executive director. Based on the Agreement, the Company will pay a director’s fee at the rate of $2,500 per year, payable at the beginning of each annual period, plus issue 1,000 shares of the Company’s common stock annually. The Agreement was terminated in November, 2005. In February 2006, the Company entered into a new Letter of Agreement with a Director. Refer to Note 8(e)).

4.	Investment in DVD Recordings

			January 31,	January 31,
			2006	2005
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	3,632	–	3,632	–

5.	Common Stock

	a)	On January 10, 2006, the Company issued 77,666 shares of common stock at $0.15 per share for cash proceeds of $11,550, net of stock issue costs of $100.

	b)	On December 2, 2004, the Company issued 1,000 shares of common stock at $0.10 per share for director fees in the amount of $100.

	c)	On December 2, 2004, the Company issued 192,500 shares of common stock at $0.10 per share for cash proceeds of $19,250.

	d)	On October 31, 2004, the Company issued 10,020 shares of common stock at $ 0.20 per share for rent in the amount of $2,004.

	e)	On September 30, 2004, the Company issued 23,400,000 shares of common stock at $0.0001 per share for cash proceeds of $2,340.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2006
(Expressed in US dollars)

6.	Commitments

a)

On October 1, 2004, the Company entered a lease agreement to rent office space for $2,004 per annum. Under the terms of the lease agreement, the rent is payable in advance on the first month of each year, and expires on September 30, 2009.

b)

On June 27, 2005, the Company entered into an agreement with an individual to write the Company’s first fitness DVD. As compensation for the writing services, the Company agreed to pay the individual $80 per hour and a 5% royalty of the Company’s profits from the DVD.

7.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $29,880, which commence expiring in 2024. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $7,820 and $2,640, respectively

The components of the net deferred tax asset at January 31, 2006 and 2005 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31,	January 31,
	2006	2005
	$	$

Net Operating Losses	29,880	7,526

Statutory Tax Rate	35%	35%

Effective Tax Rate	–	–

Deferred Tax Asset	10,460	2,640

Valuation Allowance	(10,460)	(2,640)

Net Deferred Tax Asset	–	–

8.	Subsequent Events

	a)	The Company issued 72,578 common shares at $0.15 per share for cash proceeds of $10,887.

b)

On February 1, 2006, the Company entered into a Letter of Agreement (“the Agreement”) with a Director of the Company for director’s fees. The Company will pay $1,000 and issue 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the Agreement.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes disagreements with our accountants.

Moore Stephens Ellis Foster Ltd., Chartered Accountants reported on the Company's financial statements as of January 31, 2005. Ellis Foster ( Moore Stephens -- Ellis Foster Ltd. ) merged with Ernst & Young LLP on May 4, 2005 and has continued its business under the name of Ernst & Young LLP. Because the change in auditors is a result of a merger of two accounting firms, the change of accountants was not considered or recommended by Fitmedia’s board of directors or audit committee of the board of directors.

On March 24, 2006 the Company dismissed Ernst & Young LLP, Chartered Accountants as its independent registered public accounting firm, pursuant to a decision by our Board of Directors. The reports of Moore Stephens Ellis Foster (now merged with Ernst & Young) on the Company’s consolidated financial statements as of and for the period ended January 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that their report was modified to indicate that there was substantial doubt about the Company ability to continue as a going concern.

On April 4, 2006 the Company engaged Manning Elliott LLP to serve as its independent public accounting firm.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors of as of May 10, 2006.

Name	Age	Position
Timothy J. Crottey	40	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Chairman, Director
Roman Onufrijchuk	54	Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

Timothy J. Crottey, Director, Chairman, President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer

Timothy J. Crottey has been the President, Chief Executive Officer and Chief Financial Officer of Fitmedia since Fitmedia’s inception on August 30, 2004. From January 2002 to December 2004 Mr. Crottey attended the Simon Fraser University full time as a student in the pursuit of an applied science degree in the field of communications. In addition, he has been developing the concept of Fitmedia over the past three years. From 2000 to 2002 Mr. Crottey was the manager of a Blends coffee shop.

Roman Onufrijchuk, Director

Roman Onufrijchuk has been a director of the Company since January 20, 2005. He is a Senior Research Fellow at the Centre for Policy Research in Science & Technology in Vancouver, BC, a Principal Investigator, Techno-Experiential Design Assessment Program and a University Research Associate and Adjunct Professor at the School of Communication at Simon Fraser University (“SFU”) in Vancouver, BC. From 1999 to 2001 Mr. Onufrijchuk occupied various teaching positions at SFU and Dubai Women's College. From 2001 to 2003, Mr. Onufrijchuk was the Principal Investigator and Research Designer in the New Media Experience Roadmap Program at the New Media Innovation Centre in Vancouver, British Columbia. From 1999-2001, Mr. Onufrijchuk was a supervisor, Applied Media Studies Program in the Department of Communication Technology at Dubai Women's College. From 1994-1999, Mr. Onufrijchuk was the Director and Executive Producer for Television Programming, the Knowledge Network, Open Learning Agency. From 2002-2003, Mr. Onufrijchuk was Senior Editor of DIGEST, a bimonthly, e-mail format report on research into human technology interaction conducted by the E-lifestyles Cluster at the New Media Innovation Centre.

Mr. Onufrijchuk has a PhD in Applied Sciences, School of Communication from SFU and has Masters and Bachelor degrees in Communication, from SFU.

Significant Employees

There are no individuals other than our executive officers who are expected to make a significant contribution to the business.

Family Relationships

There are no family relationships among directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board of Directors and Its Committees

The Board of Directors met in person or via telephone regularly during our fiscal year ended January 31, 2006. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

Our Board of Directors currently carries out the duties of the audit committee. Our Board of Directors has determined that the audit committee member has sufficient knowledge in financial and accounting matters to serve on the committee and that the member is an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Board of Directors has not adopted a written charter for the audit committee.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects those individuals to stand for election as members of our Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Until otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board accepts written submissions that include the name, address and telephone number of the proposed nominee, along with a brief statement of the candidate's qualifications to serve as a director and a statement of why the shareholder submitting the name of the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the security holder submitting the name of the candidate, a letter from the candidate agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals, including by management, existing Board members and security holders, where warranted. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because it has not yet finalized the content of such a code. We plan to apply for listing on the OTCBB and companies whose equity securities are listed for trading on the OTCBB are not currently required to do so.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons”, including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2006.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2006, our officers, directors and 10% shareholders complied with all Section 16 filing requirements applicable to them, except as follows: Roman Onufrijchuk, our director, failed to file a Form 4 for 1,000 shares during Fiscal 2006.

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2006, whose salary and bonus for Fiscal 2006 year exceeded $100,000 (collectively, the “Named Executive Officer”) for the last two completed fiscal years.

Long Term Compensation
	Summary Compensation Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary $	Bonus $	Other Annual Compensation $	Restricted Stock Award(s) $	Securities Underlying Options/SARs (#)	LTIP Payouts $	All Other Compensation $
Timothy Crottey	Fiscal 2006	1,766(1)	Nil	Nil	Nil	Nil	Nil	Nil
President and CEO	Fiscal 2005	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)	Represents consulting fees paid to Mr. Crottey as President and CEO.

Employment Agreements

We have no written employment agreements with executive officers at this time.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Pursuant to an agreement dated February 1, 2006, Roman Onufrijchuk, our director, is entitled to $1,000 compensation and 2,500 common shares of the Company per fiscal year.

Other Arrangements

There are no other arrangements.

Termination of Employment and Change of Control Arrangement

There is no compensatory plan or arrangement with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with us, or from a change in our control.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 10, 2006 by: (i) each of our directors; (ii) each of our named executive officers; (iii) officers and directors as a group; and (iv) each person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown to our knowledge.

Directors and Officers
Title of Class	Name, position & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (3)
Common Stock	Timothy J. Crottey, President, Chief Executive Officer & Director 304-338 West 8th Avenue, Vancouver, BC, V5Y 3X2	18,600,000	80%
Common Stock	Roman Onufrijchuk, Director 2208-438 Seymour St., Vancouver, BC, V6B 2M6	2,500	Less than 1%
Common Stock	Robert Jarva 125a – 1030 Denman St., Vancouver, BC V6G 2M6	2,400,000	10.3%
Common Stock	Audrey Crottey 1941 Embleton Crescent Courtenay, BC V9N 8K1	2,400,000	10.3%
Common Stock	All Officers and Directors as a Group (2 persons)	18,602,500	80%

(1)

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 23,740,404 issued and outstanding shares of common stock as of May 10, 2006.

Item 12. Certain Relationships and Related Transactions.

None.

Item 13. Exhibits.

Exhibits

Exhibit Number and Description

10.1 (2)	Writer Agreement with Joelle Lazar dated June 27, 2005

10.2 (1)	Lease Agreement

10.3 (2)	Actor Agreement with Joelle Lazar dated June 27, 2005

10.4 (2)	Actor Agreement with Carrie Lazar dated June 27, 2005

10.5 (2)	Director and Producer Agreement with Timothy Crottey dated June 28, 2005

10.6	Agreement with Roman Onufrijchuk dated February 1, 2006

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	previously filed as an exhibit to Fitmedia’s Form SB-2 filed May 13, 2005
(2)	previously filed as an exhibit to Fitmedia’s Form SB-2/A #1 filed September 19, 2005

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliot LLP for the audit of our consolidated annual financial statements for the year ended January 31, 2006 and any other fees billed for other services rendered by Manning Elliot during that period. Also set forth below is a table representing fees for the professional audit services rendered by our former auditors, Ernst & Young LLP, who reviewed our financial statements for the period February 1, 2005 to July 31, 2005 and a table for our previous auditors Moore Stephens - Ellis Foster Ltd. (who later merged with Ernst & Young) for the audit of our annual financial statements for the period from our inception on August 30, 2004 to January 31, 2005, and any other fees billed for other services by Moore Stephens Ellis Foster during that period.

Manning Elliot LLP
Year Ended January 31, 2006
Audit fees	$ 0
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0
Total	$ 0

Ernst & Young LLP

Audit fees	$ 0
Audit-related fees	$ 12,894.68
Tax fees	$ 0
All other fees	$ 0
Total	$ 12,894.68

Moore Stephens - Ellis Foster Ltd.
Period from Inception (August 30, 2004) to January 31,
2005
Audit fees	$ 2,528.58
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0
Total	$ 2,528.58

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FITMEDIA INC.

By: /s/ Timothy J. Crottey

Date: May 15, 2006	Timothy J. Crottey,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Crottey	President, Chief Executive	May 15, 2006
Timothy J. Crottey	Officer, Chief Financial Officer,
Director and Principal Accounting
Officer

/s/ Roman Onufrijchuk	Director	May 15, 2006
Roman Onufrijchuk