Form 10QSB
period 2006-04-30
Fitmedia Inc.
filed 2006-06-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 333-124872

FITMEDIA INC.
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ x ] No [           ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[           ] Yes [ x ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,756,264 common shares, par value $0.0001 as at June 9, 2006

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

1

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fitmedia Inc.
(A Development Stage Company)

April 30, 2006

2

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	April 30,	January 31,
	2006	2006
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	13,420	14,640
Prepaid expenses	185	185
Total Current Assets	13,605	14,825
Investment in DVD Recordings (Note 4)	4,359	3,632
Property and equipment (Note 5)	2,292	–
Total Assets	20,256	18,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 3 (c))	9,231	4,089
Accrued liabilities	7,250	–
Due to a related party (Note 3 (a) and (b))	9,890	9,000
Total Liabilities	26,371	13,089
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,740,404 and 23,681,186 shares issued and outstanding, respectively	2,374	2,368
Additional Paid-in Capital	41,753	32,876
Deficit Accumulated During the Development Stage	(50,242)	(29,876)
Total Stockholders’ Equity (Deficit)	(6,115)	5,368
Total Liabilities and Stockholders’ Equity (Deficit)	20,256	18,457

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Period from
	August 30, 2004	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to April 30,	April 30,	to April 30,
	2006	2006	2005
	$	$	$

Revenue	–	–	–

Expenses

Director fees	5,741	1,375	–
Office and miscellaneous	14,055	6,411	331
Professional fees	27,273	12,079	2,571
Rent	3,173	501	–

Total Expenses	50,242	20,366	2,902

Net Loss For the Period	(50,242)	(20,366)	(2,902)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		23,734,000	23,604,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 30,	April 30,
	2006	2005
	$	$

Operating Activities
Net loss for the period	(20,366)	(2,902)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	208	–
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	12,392	381
Prepaid expenses	–	(200)
Due to related parties	1,375	–
Net Cash Used In Operating Activities	(6,391)	(2,721)
Investing Activities
Investment in DVD recordings	(727)	–
Purchase of property and equipment	(2,500)	–
Net Cash Flows Used In Investing Activities	(3,227)	–
Financing Activities
Repayments to a related party	(485)	(46)
Proceeds from issuance of common stock	8,883	–
Net Cash Flows Provided By (Used in) Financing Activities	8,398	(46)
Decrease in Cash	(1,220)	(2,767)
Cash - Beginning of Period	14,640	14,945
Cash – End of Period	13,420	12,178

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

1.	Development Stage Company

FitMedia Inc. (“the Company”) was incorporated on August 30, 2004 under the laws of the State of Delaware. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the production, distribution and sale of DVDs related to exercise, healthy lifestyles, and physical and mental fitness.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2006, the Company has accumulated losses of $50,242 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Use of Estimates

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

	c)	Basic and Diluted Net Income (Loss) Per Share

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

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FitMediaInc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	f)	Property and Equipment

Property and equipment consists of computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

	g)	Investment in DVD Recordings

Investment in DVD recordings represent projects in progress and the unamortized costs of programs and recordings which have been produced by the Company or for which the Company has acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under AICPA Statement of Position (“SOP”) No. 00-2 “Accounting by Producers or Distributors of Films” exploitation costs, including advertising and marketing costs are expensed as incurred.

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

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable, accrued liabilities, and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	j)	Income Taxes

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

	k)	Foreign Currency Translation

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

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	m)	Interim Financial Statements

These interim unaudited financial statements for the period ended April 30, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	n)	Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.	Related Transactions

a)

As at April 30, 2006, the Company is indebted to the President of the Company for $8,515 (January 31, 2006 - $9,000) for cash advances made to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment. During the three month period ended April 30, 2006, a total of $485 was repaid to the President.

	b)	As at April 30, 2006, the Company is indebted to a director of the Company for $1,375 for director fees. Refer to Note 7.

c)

Included in accounts payable is an amount of $2,416 owing to the spouse of the Company’s President for legal services. The Company incurred $2,313 in legal fees to this related party during the three month period ended April 30, 2006.

FitMediaInc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2006
(Expressed in US dollars)
(Unaudited)

4.	Investment in DVD Recordings

			April 30,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	4,359	–	4,359	3,632

5.	Property and Equipment

			April 30,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	208	2,292	–

6.	Common Stock

	a)	On March 3, 2006, the Company issued 5,000 shares of common stock at $0.15 per share for cash proceeds of $750.

	b)	On February 10, 2006, the Company issued 20,666 shares of common stock at $0.15 per share for cash proceeds of $3,100.

	c)	On February 7, 2006, the Company issued 33,552 shares of common stock at $0.15 per share for cash proceeds of $5,033.

7.	Commitments

On February 1, 2006, the Company entered into a letter of agreement with a Director of the Company for director’s fees. The Company will pay $1,000 and issue 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement. As at April 30, 2006, the Company is indebted to the director for $1,000 in director fees, and 2,500 shares of common stock with a fair value of $375. The common shares were issued on May 8, 2006.

8.	Subsequent Events

	a)	On May 8, 2006, the Company issued 10,860 shares of common stock at $0.15 per share for rent in the amount of $1,629.

	b)	On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our existence is dependent upon management's ability to develop profitable operations. Management anticipates Fitmedia will attain profitable status and improve our liquidity through the continued developing of our products and establishing a profitable market for our products and additional equity investment in Fitmedia. We completed principal photography on our first DVD, Prenatal Yoga, in Summer 2005, and we have recently completed editing the video and are now must finalizing the menu for the DVD. We are also currently working on the package design. We expect to begin selling our DVD and begin receiving revenues from the sale of first DVD in July or August, 2006.

None of our DVD production activities are generating revenues yet.

In order to improve our liquidity, we intend to raise money through private placements of our securities. There can be no assurance we will be successful in our efforts to secure additional equity financing. If we are unable to raise equity or obtain alternative financing, we may not be able to continue operations with respect to the continued development of fitness DVDs, the launch and operation of our website www.fitmedia.net and we may have to cease development activities.

If operations and cash flow improve through future financing efforts, management believes that Fitmedia can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

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

We are in the final stages of completing our Pre-Natal Yoga DVD and we expect to be generating revenues by August, 2006.

Results of Operations from Inception (August 30, 2004) to April 30, 2006

Revenues

Fitmedia has not earned any revenues since incorporation on August 30, 2004. We intend to have our first DVD complete and ready for distribution in 2006 and we hope to enter into distribution agreements and make available for sale on our website our first DVD in August 2006. We therefore expect to begin generating revenues in the summer of 2006.

Expenses

The major components of our expenses from August 30, 2004 to April 30, 2006 are professional fees of $27,273, director fees paid to Roman Onufrijchuk in the amount of $5,741, office and miscellaneous expenses of $14,055 and $3,173 in rent. We expect to incur expenses of between $2,500 and $15,000 for the production of each of our first DVDs, plus between $500 and $1,000 for package design for each DVD we have produced. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss from August 30, 2004 to April 30, 2006 was $50,242. The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We expect to continue to incur losses for at least another 2 years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in 2006, but any revenues we are successful in generating in 2006 we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of April 30, 2006, we had cash and cash equivalents of $13,420. We have been spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development during the next 12 months. We expect to incur substantial losses over the next two years.

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
$ 3,000 general administration expenses
$ 7,000 duplication costs
$ 2,500 in marketing fees
$ 6,000 for development of the second phase of our website

We need approximately an additional $25,360 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through private placements offering of our common stock, or through shareholder loans from our President. We recently registered on a Form SB-2 670,000 common shares for sale at a price of $0.15, and as of January 31, 2006 we had raised $11,650 through the sale of 77,666 shares through this offering. Between January 31, 2006 and May 3, 2006, we raised an additional $8,882.70 through the issuance of 59,218 shares.

If we raise more than $25,360 over the next 12 months we will use the excess to develop new products or services. Once our website is developed and our first two DVDs are produced, we may seek additional financing of between $100,000 and $500,000 to develop further products and to launch our products into the market.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as audit fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to develop our fitness DVDs or our website and it may never be able to offer a product for sale to the public.

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

Our independent certified public accountants stated in their report dated April 27, 2006 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

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

As of April 30, 2006, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the board of directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, changes in fitness trends and the fitness industry or general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2005, our Registration Statement on Form SB-2 dated October 20, 2005 was declared effective. The SB-2 registered 203,520 common shares to be sold by a direct offering and 670,000 common shares for sale through a direct offering by our officers and directors at a price of $0.15. From January 10 to January 31, 2006 we raised $11,650 through the sale of 77,666 shares through this offering. From February 1, 2006 to April 30, 2006 we raised an additional $8,882.70 through the sale of 59,218 shares in this offering. There were no underwriters involved in the offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of the Company made in connection with issuance of the shares sold in the direct offering. From November 3, 2005, the date of effectiveness of the Form SB-2, to April 30, 2006, we did not incur any expenses for the offering. Therefore, our net proceeds of our offering as of April 30, 2006 was $20,532.70. We closed our offering on May 3, 2006. Since the offering was closed, we did not sell any shares through the offering from May 4, 2006.

We have incurred the following expenses during the three month period ended April 30, 2006:

  Office and miscellaneous, including filing fees: $6,410.98
  Director fees: $1,375.00
  Professional Fees, which includes accounting and legal fees: $12,079.00
  Rent: $501.00
  Media Inventory: $727.40
  Computer: $2,500.00

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

FITMEDIA, INC.

Dated: June 14, 2006	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer