Form 10QSB
period 2006-07-31
Fitmedia Inc.
filed 2006-09-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X]  No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [X]  No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

23,826,264 common shares, par value $0.0001 as at September 13, 2006

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FitMedia Inc.
(A Development Stage Company)

July 31, 2006

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	July 31,	January 31,
	2006	2006
	$	$

ASSETS
Current Assets
Cash	7,893	14,640
Prepaid expenses	519	185
Total Current Assets	8,412	14,825
Investment in DVD Recordings (Note 4)	4,359	3,632
Property and equipment (Note 5)	2,083	–
Total Assets	14,854	18,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 3 (b))	11,896	4,089
Due to a related party (Note 3 (a))	8,515	9,000
Total Liabilities	20,411	13,089
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,756,264 and 23,681,186 shares issued and outstanding, respectively	2,376	2,368
Additional Paid-in Capital	44,130	32,876
Common Stock Subscribed (Note 8)	10,500	–
Deficit Accumulated During the Development Stage	(62,563)	(29,876)
Total Stockholders’ Equity (Deficit)	(5,557)	5,368
Total Liabilities and Stockholders’ Equity (Deficit)	14,854	18,457

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Period from
	August 30, 2004	For the	For the	For the	For the
	(Date of Inception)	Three Months	Three Months	Six Months	Six Months
	to July 31,	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Director fees	5,741	–	–	1,375	–
Office and miscellaneous	23,624	9,570	3,479	15,981	3,810
Professional fees	29,524	2,251	2,723	14,330	5,294
Rent	3,674	501	1,169	1,002	1,169

Total Expenses	62,563	12,322	7,371	32,688	10,273

Net Loss For the Period	(62,563)	(12,322)	(7,371)	(32,688)	(10,273)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		23,755,000	23,604,000	23,744,000	23,604,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2006	2005
	$	$

Operating Activities
Net loss for the period	(32,688)	(10,273)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	417	–
Stock-based compensation	1,377	–
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	8,476	100
Prepaid expenses	–	984
Net Cash Used In Operating Activities	(22,418)	(9,189)
Investing Activities
Investment in DVD recordings	(727)	–
Purchase of property and equipment	(2,500)	–
Net Cash Used In Investing Activities	(3,227)	–
Financing Activities
Repayments to a related party	(485)	(280)
Proceeds from common stock subscribed	10,500	–
Proceeds from issuance of common stock	8,883	–
Net Cash Provided By (Used in) Financing Activities	18,898	(280)
Decrease in Cash	(6,747)	(9,469)
Cash - Beginning of Period	14,640	14,945
Cash – End of Period	7,893	5,476

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2006
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

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2006, the Company has accumulated losses of $62,563 since inception and has a working capital deficit of $11,999. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective November 3, 2005, to register 670,000 shares of common stock for sale at a price of $0.15 per share to raise gross proceeds of $100,500. The Company also registered 203,520 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at July 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2006
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

The fair value of financial instruments, which include cash, prepaid expenses, accounts payable and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

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

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2006
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

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. There was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R.

	m)	Interim Financial Statements

These interim unaudited financial statements for the period ended July 31, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

In February, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.	Related Party Transactions

a)

As at July 31, 2006, the Company is indebted to the President of the Company for $8,515 (January 31, 2006 - $9,000) for cash advances made to the Company. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

	b)	As at July 31, 2006, the Company is indebted to the spouse of the President of the Company for $2,446 for legal services. The amount has been reflected in accounts payable.

	c)	As at July 31, 2006, a director of the Company was paid $1,000 and issued 2,500 shares of common stock with a fair value of $375 for director fees. Refer to Note 7.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
July 31, 2006
(Expressed in US dollars)
(Unaudited)

4.	Investment in DVD Recordings

			July 31,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	4,359	–	4,359	3,632

5.	Property and Equipment

			July 31,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	417	2,083	–

6.	Common Stock

	a)	On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375. Refer to Note 7.

	b)	On May 8, 2006, the Company issued 13,360 shares of common stock at $0.15 per share for rent in the amount of $2,004, of which $334 is included in prepaid expenses at July 31, 2006.

	c)	On March 3, 2006, the Company issued 5,000 shares of common stock at $0.15 per share for cash proceeds of $750.

	d)	On February 10, 2006, the Company issued 20,666 shares of common stock at $0.15 per share for cash proceeds of $3,100.

	e)	On February 7, 2006, the Company issued 33,552 shares of common stock at $0.15 per share for cash proceeds of $5,033.

7.	Commitments

On February 1, 2006, the Company entered into a letter of agreement (the “Agreement”) with a Director of the Company (the “Director”) for director’s fees. Under the terms of the Agreement, the Company will pay the Director $1,000 and issue 2,500 shares of common stock per annum on the first day of the Company’s fiscal year until cancellation of the Agreement. The Company has satisfied all terms of the Agreement for the fiscal year ended January 31, 2007.

8.	Subsequent Event

On September 7, 2006, the Company issued 70,000 shares of common stock at $0.15 per share, for proceeds of $10,500, which were received prior to July 31, 2006.

Item 2. Management's Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our existence is dependent upon management's ability to develop profitable operations. Management anticipates Fitmedia will attain profitable status and improve our liquidity through the continued developing of our products and establishing a profitable market for our products and additional equity investment in Fitmedia. We completed principal photography on our first DVD, Prenatal Yoga, in Summer 2005, and we have recently completed editing the video and are now finalizing the menu for the DVD. We are also currently working on the package design. We expect to begin selling our DVD and begin receiving revenues from the sale of our first DVD in time for Christmas 2006.

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

We are in the final stages of completing our Pre-Natal Yoga DVD and we expect to be generating revenues by Christmas, 2006.

Results of Operations from Inception (August 30, 2004) to July 31, 2006

Revenues

Fitmedia has not earned any revenues since incorporation on August 30, 2004. We intend to have our first DVD complete and ready for distribution in late 2006 and we hope to enter into distribution agreements and make available for sale on our website our first DVD by Christmas 2006. We therefore expect to begin generating revenues in the winter of 2006.

Expenses

The major components of our expenses from August 30, 2004 to July 31, 2006 are professional fees of $29,524, director fees paid to Roman Onufrijchuk in the amount of $5,741, office and miscellaneous expenses of $23,624 and $3,674 in rent. We expect to incur expenses of between $2,500 and $15,000 for the production of each of our first DVDs, plus between $500 and $1,000 for package design for each DVD we have produced. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss from August 30, 2004 to July 31, 2006 was $62,563. The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We expect to continue to incur losses for at least another 2 years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in late 2006, but any revenues we are successful in generating in 2006 we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of July 31, 2006, we had cash and cash equivalents of $7,893. We have been spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development during the next 12 months. We expect to incur substantial losses over the next two years.

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
$ 3,000 general administration expenses
$ 7,000 duplication costs
$ 2,500 in marketing fees
$ 6,000 for development of the second phase of our website

We need approximately an additional $32,100 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through private placements offering of our common stock, or through shareholder loans from our President. We registered, on a Form SB-2, 670,000 common shares for sale at a price of $0.15. We closed our offering on May 3, 2006. As of January 31, 2006 we had raised $11,650 through the sale of 77,666 shares through this offering. Between January 31, 2006 and May 3, 2006, we raised an additional $8,882.70 from the issuance of 59,218 shares through the offering.

On September 7, 2006 we issued 70,000 shares for proceeds of $10,500 which we received prior to July 31, 2006.

If we raise more than $32,100 over the next 12 months we will use the excess to develop new products or services. Once our website is developed and our first two DVDs are produced, we may seek additional financing of between $100,000 and $500,000 to develop further products and to launch our products into the market.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as audit fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to develop our fitness DVDs or our website and we may never be able to offer a product for sale to the public.

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

Our independent certified public accountants stated in their report dated July 31, 2006 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

We intend to enter into agreement with fitness instructors to act as writers or directors for the DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. For example we have agreed to pay the writer, Joelle Lazar, 5% of our profits from sales of our Prenatal Yoga DVD. We also anticipate that we may offer royalties to performers who appear on screen in our DVDs. Because we are trying to keep our production costs at a minimum, we may offer royalty percentages of sales that are higher than the industry average. We anticipate that we may owe as much as 10% of our gross revenues in royalties to performers, writers, or directors of our DVDs.

As of July 31, 2006, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 3, 2005, our Registration Statement on Form SB-2 dated October 20, 2005 was declared effective. The SB-2 registered 203,520 common shares to be sold by a direct offering and 670,000 common shares for sale through a direct offering by our officers and directors at a price of $0.15. From January 10 to January 31, 2006 we raised $11,650 through the sale of 77,666 shares through this offering. From February 1, 2006 to May 3, 2006 we raised an additional $8,882.70 through the sale of 59,218 shares in this offering. There were no underwriters involved in the offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of the Company made in connection with issuance of the shares sold in the direct offering. From November 3, 2005, the date of effectiveness of the Form SB-2, to July 31, 2006, we did not incur any expenses for the offering. Therefore, our net proceeds of our offering as of July 31, 2006 was $20,532.70. We closed our offering on May 3, 2006. Since the offering was closed, we issued the following shares: 2,500 shares for director fees valued at $375 and 13,360 shares for rent valued at $2,004 on May 8, 2006; and, on September 7, 2006 we issued 70,000 shares for cash proceeds of $10,500.

We have incurred the following expenses during the three month period ended July 31, 2006:

  Office and miscellaneous, including filing fees: $9,569
  Professional Fees, which includes accounting and legal fees: $2,251
  Rent: $501

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

FITMEDIA, INC.

Dated: September 14, 2006	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer