Form 10QSB
period 2006-10-31
Fitmedia Inc.
filed 2006-12-15
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to _______________

Commission file number 000-51755

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

23,826,264 common shares, par value $0.0001 as at December 7, 2006

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

FitMedia Inc.
(A Development Stage Company)

October 31, 2006

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	October 31,	January 31,
	2006	2006
	$	$

ASSETS
Current Assets
Cash	3,506	14,640
Prepaid expenses	485	185
Total Current Assets	3,991	14,825
Investment in DVD Recordings (Note 4)	5,231	3,632
Property and equipment (Note 5)	1,875	–
Total Assets	11,097	18,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities (Note 3 (b))	7,182	4,089
Due to a related party (Note 3 (a))	15,056	9,000
Total Liabilities	22,238	13,089
Contingencies and Commitments (Notes 1 and 7)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,826,264 and 23,681,186 shares issued and outstanding, respectively	2,383	2,368
Additional Paid-in Capital	54,623	32,876
Deficit Accumulated During the Development Stage	(68,147)	(29,876)
Total Stockholders’ Equity (Deficit)	(11,141)	5,368
Total Liabilities and Stockholders’ Equity (Deficit)	11,097	18,457

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated for
	the period from	For the	For the	For the	For the
	August 30, 2004	Three Months	Three Months	Nine Months	Nine Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Director fees	5,741	–	–	1,375	–
Office and miscellaneous	25,713	2,089	3,326	18,070	7,136
Professional fees	32,685	3,161	6,347	17,490	11,641
Rent	4,008	334	501	1,336	1,670

Total Expenses	68,147	5,584	10,174	38,271	20,447

Net Loss For the Period	(68,147)	(5,584)	(10,174)	(38,271)	(20,447)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		23,797,000	23,603,520	23,762,000	23,603,520

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended	Ended
	October 31,	October 31,
	2006	2005
	$	$

Operating Activities
Net loss for the period	(38,271)	(20,447)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	625	–
Stocked-based compensation	1,377	–
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	3,761	6,675
Prepaid expenses	34	1,318
Due to related party	400	–
Net Cash Used In Operating Activities	(32,074)	(12,454)
Investing Activities
Investment in DVD recordings	(1,599)	–
Purchase of property and equipment	(2,500)	–
Net Cash Used In Investing Activities	(4,099)	–
Financing Activities
Advances from (repayments to) a related party	5,656	(280)
Proceeds from issuance of common stock	19,383	–
Net Cash Provided By (Used in) Financing Activities	25,039	(280)
Decrease in Cash	(11,134)	(12,734)
Cash - Beginning of Period	14,640	14,945
Cash – End of Period	3,506	2,211

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

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

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated insignificant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2006, the Company has accumulated losses of $68,147 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

b)	Interim Financial Statements

These interim unaudited financial statements for the period ended October 31, 2006 have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at October 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

f)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

g)	Property and Equipment

Property and equipment consists of computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

h)	Investment in DVD Recordings

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

i)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

j)	Financial Instruments

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

n)	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

n)	Recent Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3.	Related Party Transactions

a)

As at October 31, 2006, the Company is indebted to the President of the Company for $14,656 (January 31, 2006 - $9,000) for cash advances made to the Company and $400 representing fees for services provided to DVD production. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)

Included in accounts payable and accrued liabilities is an amount of $2,583 owing to the spouse of the Company’s President for legal services. The Company incurred $2,450 in legal fees to this related party during the nine month period ended October 31, 2006.

c)	As at October 31, 2006, a director of the Company was paid $1,000 and issued 2,500 shares of common stock with a fair value of $375 for director fees. Refer to Note 7.

4.	Investment in DVD Recordings

			October 31,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	5,231	–	5,231	3,632

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

5.	Property and Equipment

			October 31,	January 31,
			2006	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	625	1,875	–

6.	Common Stock

a)	On September 7, 2006, the Company 70,000 shares of common stock at $0.15 per share, for cash proceeds of $10,500.

b)	On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375. Refer to Note 7.

c)	On May 8, 2006, the Company issued 13,360 shares of common stock at $0.15 per share for rent in the amount of $2,004.

d)	On March 3, 2006, the Company issued 5,000 shares of common stock at $0.15 per share for cash proceeds of $750.

e)	On February 10, 2006, the Company issued 20,666 shares of common stock at $0.15 per share for cash proceeds of $3,100.

f)	On February 7, 2006, the Company issued 33,552 shares of common stock at $0.15 per share for cash proceeds of $5,033.

7.	Commitments

On February 1, 2006, the Company entered into a letter of agreement with a Director of the Company for director’s fees. The Company will pay $1,000 (paid) and issue 2,500 (issued) shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement.

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

As used in this quarterly report, the terms "we", "us", "our", and "Fitmedia" and the “Company” mean Fitmedia Inc. unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We are a development stage company in the early stages of developing a series of fitness DVDs and a website through which we intend to sell the fitness DVDs. We plan to sell DVDs through small retail stores and others and we also plan to sell our fitness DVDs through our Internet site www.fitmedia.net. We have not yet entered into any agreements for the distribution of our DVDs.

We anticipate that our business will incur significant operating losses in the future. Our existence is dependent upon management's ability to develop profitable operations. Management anticipates Fitmedia will attain profitable status and improve our liquidity through the continued developing of our products and establishing a profitable market for our products and additional equity investment in Fitmedia. We completed our first DVD, Prenatal Yoga, and we are currently preparing it for distribution. We expect to begin selling our DVD and begin receiving revenues from the sale of our first DVD in December 2006 or January 2007.

In addition, we recently announced that we intend to produce and develop a television series through our wholly-owned subsidiary Green Tea Productions Inc. The show will be called “Green Tea - Holistic Health for Modern Times”, and will showcase holistic health care techniques, practices and products. We have not yet signed a producer or director for the show, but are currently developing the format of the series.

None of our activities are generating revenues yet.

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

We have completed our Pre-Natal Yoga DVD and we expect to be generating revenues by December 2006 or January 2007.

Results of Operations from Inception (August 30, 2004) to October 31, 2006

Revenues

We have not earned any revenues since our incorporation on August 30, 2004. We have completed our first DVD and hope to make it available for sale on our website in December. We therefore expect to begin generating revenues in December 2006 or January 2007.

Expenses

The major components of our expenses from August 30, 2004 to October 31, 2006 are professional fees of $32,685, director fees paid to Roman Onufrijchuk in the amount of $5,741, office and miscellaneous expenses of $25,713 and $4,008 in rent. We expect to incur expenses of between $2,500 and $15,000 for the production of each of our first DVDs, plus between $500 and $1,000 for package design for each DVD we have produced. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss from August 30, 2004 to October 31, 2006 was $68,147. The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We expect to continue to incur losses for at least another 2 years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in late 2006, or early 2007, but any revenues we are successful in generating in 2006 we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of October 31, 2006, we had cash and cash equivalents of $3,506. We have been spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development during the next 12 months. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months will be approximately $40,000 as follows:

$19,000 in auditor and legal fees
$ 1,000 to complete production and package design for our first Fitness DVD
$ 5,000 for the production costs of our second Fitness DVD
$ 2,500 in directors’ fees
$ 3,000 general administration expenses
$ 7,000 duplication costs
$ 2,500 in marketing fees

We need approximately an additional $36,500 to meet our capital requirements over the next 12 months. Our intention is to obtain this money through private placements offering of our common stock, or through shareholder loans from our President.

We registered, on a Form SB-2, declared effective on November 3, 2005, 670,000 common shares for sale at a price of $0.15. We closed our offering on May 3, 2006. We raised a total of $8,882.70 from the issuance of 59,218 shares through the offering.

On September 7, 2006 we issued 70,000 shares for proceeds of $10,500.

If we raise more than $36,500 over the next 12 months we will use the excess to develop new products or services. Once our website is developed and our first two DVDs are produced, we may seek additional financing of between $100,000 and $500,000 to develop further products and to launch our products into the market.

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

If we are able to expand in the future, and once our products are ready for distribution, we will incur additional costs for personnel. In order for us to attract and retain quality personnel, management anticipates it will need to offer competitive salaries, issue common stock to consultants and employees, and grant stock options to future employees. We anticipate that we will need approximately $100,000 per year beginning in 2008 to pay salaries to employees in working in the areas of marketing, sales and accounting.

Our independent certified public accountants stated in their report dated April 27, 2006 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

We intend to enter into agreements with fitness instructors to act as writers or directors for the DVDs we intend to produce. In some instances, we may be required to offer these fitness instructors a royalty percentage of future sales. For example we have agreed to pay the writer, Joelle Lazar, 5% of our profits from sales of our Prenatal Yoga DVD. We also anticipate that we may offer royalties to performers who appear on screen in our DVDs. Because we are trying to keep our production costs at a minimum, we may offer royalty percentages of sales that are higher than the industry average. We anticipate that we may owe as much as 10% of our gross revenues in royalties to performers, writers, or directors of our DVDs.

As of October 31, 2006, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

On November 3, 2005, our Registration Statement on Form SB-2 dated October 20, 2005 was declared effective. The SB-2 registered 203,520 common shares to be sold by a direct offering and 670,000 common shares for sale through a direct offering by our officers and directors at a price of $0.15. From January 10 to May 3, 2006 we raised $8,882.70 through the sale of 59,218 shares through this offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of the Company made in connection with issuance of the shares sold in the direct offering. From November 3, 2005, the date of effectiveness of the Form SB-2, to October 31, 2006, we did not incur any expenses for the offering. Our net proceeds of our offering as of October 31, 2006 was $20,532.70. We closed our offering on May 3, 2006.

We have made the following sales of unregistered securities during the three months ended October 31, 2006: on September 7, 2006 we issued 70,000 shares for cash proceeds of $10,500. This issuance of shares was exempt pursuant to Regulation S.

Use of Proceeds

We incurred the following expenses during the nine month period ended October 31, 2006:

  Office and miscellaneous, including filing fees: $18,070
  Professional Fees, which includes accounting and legal fees: $17,490
  Rent: $1,336
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

FITMEDIA, INC.

Dated: December 15, 2006	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer