Form 10KSB
period 2007-01-31
Fitmedia Inc.
filed 2007-04-30
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934\
For the transition period from  ______ to _______

Commission file number: 333-124872

FITMEDIA INC.
(Name of small business issuer in its charter)

Delaware	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7108 150A Street, Surrey,
British Columbia, Canada	V3S 2E2
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 604-723-0954

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form- 10-KSB or any amendment to Form 10-KSB. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]  No [X]

Issuer’s revenues for its most recent fiscal year: $0.00

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at April 23, 2006 (computed by reference to the closing price of the common shares of the Issuer on the OTCBB on April 23, 2006 ($0.22): $1,150,284

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Number of common shares outstanding at April 23, 2007: 23,832,064

PART I

Item 1. Description of Business.

Cautionary Statement

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Currency

All currency references in this report are in US dollars unless otherwise noted.

Introduction

Fitmedia Inc. (the “Company”, "Fitmedia", "we”, “our”) was incorporated as a Delaware company on August 30, 2004. We have produced an exercise DVD on Pre-Natal Yoga which is now available for sale on our website. We have one wholly-owned subsidiary, Green Tea Productions, Inc., through which we have developed a concept and proposal for a television series.

From September to December 2004, we gathered information on the holistic, exercise, nutrition, exercise video, yoga and fitness industries and reviewed fitness videos and DVDs produced by our competitors. From January to May 2005, we developed our planned format for our first DVD and other DVDs we planned at the time (“First DVDs”), including the length and descriptions of various segments. During this time we also reviewed resumes of potential fitness instructors to write or star in our planned DVDs. We also reviewed resumes of potential production personnel, such as camera operators, video editors, costume designers, lighting technicians, sound editors and assistant directors. Between July and August, 2005 we completed principal photography of our first DVD, “Fitmedia’s Prenatal Yoga” (the “Prenatal Yoga DVD”). We announced completion of the Prenatal Yoga DVD in a press release on October 2, 2006.

Director, Producer, Writer and Talent for DVDs

On June 27, 2005, we concluded two agreements with Joelle Lazar, whereby Ms. Lazar agreed to write and star in the Prenatal Yoga DVD. Joelle Lazar is a teacher of yoga, Eastern philosophy and meditation. She is a specialist in prenatal and therapeutic yoga and a singer of traditional Indian music as a healing art. She also writes articles on yoga, meditation, health and personal growth. For the past two years, Ms. Lazar has been the director of Our Town Yoga School. Ms. Lazar has appeared on Good Morning Canada, a CTV production, demonstrating a prenatal yoga class she designed to a national audience. She has obtained certification to teach theory and practice of yoga at the International Meditation Institute in Kullu, India.

The writer agreement between Joelle Lazar and Fitmedia required Ms. Lazar to prepare a treatment and full screenplay, including an outline of 45 minutes of yoga poses suitable for pregnant women, and separate segments for guided meditation, anatomy of breath and hand movements. As compensation for Ms. Lazar’s writing services, Fitmedia agreed to pay Ms. Lazar $80 per hour and a 5% royalty of Fitmedia’s profits from the DVD. On July 5, 2005, Ms. Lazar completed the development of the screenplay, and has been paid $647 by Fitmedia for her writing services. The agreement assigns all copyright in the screenplay to Fitmedia.

On June 27, 2005 we entered into an actor agreement with Joelle Lazar. The agreement engaged Ms. Lazar as the instructor and star of the Prenatal Yoga DVD. The services provided by Ms. Lazar included on screen instructing and yoga poses during principal photography, as well as extra dialogue work, trailers, retakes and added scenes. Fitmedia agreed to pay Ms. Lazar fees of $80 per hour for her on screen work, with no royalties.

Carrie Lazar entered into an agreement with Fitmedia on June 27, 2005 to also appear in the Prenatal Yoga DVD. Pursuant to the agreement, Carrie Lazar agreed to appear on the DVD doing yoga poses as instructed on screen by her sister, Joelle Lazar. The services to be provided by Carrie Lazar include on screen instructing and yoga poses during principal photography, as well as extra dialogue work, trailors, retakes and added scenes, if required. Fitmedia agreed to pay Carrie Lazar fees of $22 per hour for her on screen work, with no royalties. Both Joelle Lazar and Carrie Lazar assigned all intellectual property proceeds of their services to Fitmedia.

On June 28, 2005, Fitmedia entered into an agreement with Timothy Crottey, our President, to act as director and producer for the Prenatal DVD. Mr. Crottey agreed to accept $400 in full payment for his services, with no royalty rights, and agreed to assign all intellectual property rights in the Prenatal Yoga DVD to Fitmedia.

Development, Pre-Production, Production and Post Production

Principal photography and post production have been completed on the Prenatal Yoga DVD. The photography took place in Vancouver, British Columbia on July 5, 2005 and August 9, 2005. Joelle and Carrie Lazar both starred on screen and Tim Crottey directed. We also had several camera operators who were hired for each day, and we rented cameras and sound recording equipment. Tim Crottey oversaw the editing process, which took several months. We announced completion of our Prenatal Yoga DVD in a press release on October 2, 2006. The Prenatal Yoga DVD is now available for sale on our website www.fitmedia.net. As of April 25, 2007, we have not sold any DVD’s.

Through our wholly-owned subsidiary Green Tea Productions, Inc. we have been developing a fitness themed television series.

The Holistic and Fitness Industries

According to Astrid Lange at Torstar News Service, the estimated value of the fitness industry is $1.3 billion in Canada and $17 billion in the U.S. The Boston-based International Health, Racquet & Sportsclub Association estimates that the total number of commercial health clubs and fitness centers in the U.S. now exceeds 23,500 and the industry accrued $14.1 billion in revenue in 2003, an 8% increase over 2002.

One aspect of healthy living that is growing fast is holistic living. Holistic living, the practice of maintaining and improving health in which physical, mental, and social factors are taken into account, means different things to different people. It includes elements of the individual’s personal life such as health and fitness, culture and entertainment, interactions with our world and the environment, and spirituality. The popularity of holistic living is on the rise, as demonstrated by the increase in the practice of yoga, a system of spiritual and physical exercises which help control the body and mind and encourage health and well-being. According to the Yoga Research and Information Centre, in 2003, 18 million Americans practiced yoga three times a week, up from only 3 million Americans practicing yoga in 1993, and in 2003 over $27 billion was spent on yoga tapes, videos, racer-back tops and other yoga related items in the U.S. A search on Amazon.com for yoga books and tapes yields more than 2,000 hits.

The Instructional DVD and Video Industry

The instructional DVD industry is highly competitive. According to Nielsen media research, DVD fitness titles sales rated by Nielsen VideoScan reported in March 2004 that DVD’s represented 51% of the sales for the top 30 fitness titles. DVD interactive format has eclipsed the VHS format of fitness title sales.

The U.S. fitness industry if fuelled by fads that have enormous economic impact. Over the past few years, the most popular fitness DVD titles have related to pilates and yoga. USA today reported that according to Video Store Magazine Market Research the top 10 selling DVD fitness titles of 2003 are as follows: #1 in the top ten is Leslie Sansone: Walk Away the Pounds: (168,000 Units), #2 The Method Pilates Target Specific: (150,000 Units), #3 The Method Pilates: (120,000 Units), #4 Pilates Conditioning for Weight Loss: (117,000 Units), #5 Pilates for Dummies: (168,000 Units), #6 Crunch: Pick Your Spot Pilates: (105,000 Units), #7 Darrin’s Dance Grooves: (91,000 Units), #8 Cheer: (80,000 Units), #9 The Firm: Total Body Super Cardio Mix: (73,000 Units), #10 Yoga Conditioning for Weight Loss: (72,000 Units).

Our Products and Services

We have produced the Prenatal Yoga DVD and it is now available for sale. Through our wholly-owned subsidiary, Green Tea Productions, Inc., we have been developing a proposal for a television series.

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

Our Distribution Methods

On January 3, 2007 our internet site, www.fitmedia.net, launched its ecommerce capabilities and we have made the Prenatal Yoga DVD available for sale there. We currently have no share in the market for fitness DVDs. Places that could sell our DVDs are:

1.	chain stores, large, big box distributors and other smaller retailers;

2.	smaller retailers that may be more interested in local content, beginning with retailers in and around Vancouver, British Columbia;
3.	our Internet site www.fitmedia.net;
4.	shopping websites, such as ebay.com and Yahoo! Shopping; and
5.	distributors of documentary or other media that handle sales in particular English speaking territories, such as the United Kingdom and Australia.

We have not yet entered into any agreement with any retail or other type of company for the distribution of our Prenatal Yoga DVD and we can not guarantee that we will be successful in doing so.

New Products and Services

We have no new planned products or services.

Our Competitive Position

Our fitness DVD sales business faces competition from the many companies that already sell fitness DVDs in chain stores, smaller retailers and on their own Internet sites or shopping websites such as ebay.com and Yahoo! Shopping. Many of our competitors who produce fitness DVDs will have greater financial and other resources than we do and will be able to promote their products to a greater extent than we will. They may additionally have celebrity endorsements or participation that will enable them to attract more buyers. In addition, competing production companies may be able to obtain more or better DVD content and have better promotional campaigns. Also, the extent to which consumers choose to exercise in fitness centers or in other manners without the aid of DVDs may reduce our sales, reduce our gross margins, increase our operating expenses and decrease our profit margins.

Sources and Availability of Raw Materials

As of the date of this annual report, we have no need for raw materials or suppliers.

Customer Base

As of the date of this annual report, we have no customers. If we are able to establish a customer base in the future, we may become dependent on a few major customers.

Intellectual Property

We own the copyright in the website www.fitmedia.net and in our Pre-natal Yoga DVD.

Legislation and Government Regulation

Laws and regulations directly applicable to Internet communications, commerce and advertising are becoming more prevalent. Because we intend to sell its DVDs through the Internet as one of our methods of distribution, we will be subject to rules and regulations around the world which affect the business of the Internet. Also, because we carry on business in Canada, we are subject to laws regarding employment, taxes and other regulatory issues for its Canadian operations.

Environmental Law Compliance

To the extent which environmental compliance may be necessary, we do not anticipate any significant compliance expense.

Employees

On of January 31, 2007, we have no part time or full time employees. We have one contractor who works part time on a regular basis: our President, Timothy J. Crottey. Mr. Crottey devotes approximately 5 hours a week to Fitmedia.

We currently engage independent contractors in the areas of marketing, web design and accounting.

Item 2. Description of Property.

At January 31, 2007, we vacated our former offices and studio located at 304B-338 West 8th Avenue. On February 1, 2007, we took up a new office in a rented premises located at 7108 150A Street, Surrey, BC, Canada V3S 2E2 for a fee of $2,000 annually. The term of the lease is from February 1, 2007 to January 31, 2008 and gives us exclusive use of approximately 200 square feet. Our current office is sufficient for our business purposes. There are no provisions in our current lease for renewal or termination.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is a limited public market for our common shares. Our common shares are quoted for trading on the NASD OTC Bulletin Board under the symbol “FTME”.

Our common shares became eligible for quotation on the OTC Bulletin Board on July 6, 2006, but no trades were made until November 2006.

The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
November 1, 2006 – January 31, 2007	$0.74	$0.06

As of April 23, 2007, there were 23,832,064 common shares outstanding, held by approximately 33 shareholders of record.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Equity Compensation Plans

As at January 31, 2007 we had no equity compensation plan in place.

Recent Sales of Unregistered Securities

Since our inception on August 30, 2004 until January 31, 2007 we have made the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB-2 which was declared effective by the SEC on November 3, 2005:

  On December 11, 2006, the Company issued 5,800 shares of common stock at $0.35 per share for rent in the amount $2,000.

  On September 7, 2006, the Company issued 70,000 shares of common stock at $0.15 per share, for cash proceeds of $10,500.

  On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375. Refer to Note 9.

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

We did not employ an underwriter in connection with the issuance of the securities described above.

Use of Proceeds

On November 3, 2005, our Registration Statement on Form SB-2 was declared effective. The SB-2 registered 670,000 common shares for sale through a direct offering at a price of $0.15 per share, and 203,520 common shares by selling shareholders. From January 10 to May 3, 2006 we raised $8,883 through the sale of 59,218 shares through this offering. There were no direct or indirect payments to directors, officers, affiliates or persons owning more than 10% of us made in connection with issuance of the shares sold in the direct offering. We closed the offering on May 3, 2006 having received net proceeds of $20,533.

Item 6. Management's Discussion and Analysis and Plan of Operation.

Overview

We have accumulated losses of $75,363 since inception and our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we can depend on the financial support of our shareholders and we are able to obtain the necessary equity financing to continue our operations.

We anticipate that our business will incur significant operating losses in the future. Our existence is dependent upon management's ability to develop profitable operations. By establishing a profitable market for our products and obtaining additional equity investment, we believe that we will attain profitable status and improve our liquidity

As yet, we have generated no revenues from the sales of our DVD production activities.

If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

We intend to spend approximately $45,000 over the course of the next year, mainly in the areas of development, production, administration, legal, accounting and marketing.

Through our wholly-owned subsidiary, Green Tea Productions, Inc., we have developed a plan for a health and fitness themed television series: What we have developed so far includes a preliminary series bible for a potential first season of the series.

Because we have experienced difficulty raising equity and have not as yet generated any revenues from our DVD production activities, we are considering changing the focus of our activities toward another business such as oil and gas exploration and production.

If we were to become involved in oil and gas exploration and production or another new business we would likely transfer our DVD production activities to our wholly owned subsidiary, Green Tea Productions, Inc., and change our corporate name. We might also seek new directors and officers with experience in oil and gas exploration and production or other business in order to develop and execute a new plan of operation. If we adopt a new business plan involving oil and gas exploration and production, we might pursue the acquisition of producing oil and natural gas wells, interests and leases, and our financing requirements would increase dramatically.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Future Financings

We will require additional financing in order to continuous operations for the next twelve months. We plan to complete private placement sales of our common stock in order to raise the funds necessary to continue operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will be successful in completing any private placement financings.

Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months.

Results of Operations

Revenues

We have not earned any revenues since our incorporation on August 30, 2004. We have completed our first DVD and made it available for sale on our website but as of April 25, 2007, we have not sold any DVDs.

Expenses

During the fiscal year ended January 31, 2007, we incurred total expenses of $45,487 compared to $22,350 for fiscal year ended January 31, 2006. These expenses for fiscal 2007 included $1,375 in director fees (compared with $1,766 for fiscal 2006), $19,478 in office and miscellaneous costs, including production expenses (compared with $5,719 for fiscal 2006), $22,630 in professional fees (compared with $12,694 for fiscal 2006) and $2,004 in rent (compared to $2,171 for Fiscal 2006).

From August 30, 2004 (Date of Inception) to January 31, 2007, we incurred total expenses of $75,363 including $5,741 in directors’ fees, $27,122 in office and miscellaneous costs, including production expenses, $37,824 in professional fees and $4,676 in rent.

Net Losses

Our net loss for our fiscal year ended January 31, 2007 was $45,487 compared to $22,350 for our fiscal year ended January 31, 2006. The losses were primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue.

Our net loss for the period from August 30, 2004 (Date of Inception) to January 31, 207 was ($75,363).

Liquidity and Capital Resources

As of January 31, 2007, we had cash and cash equivalents of $2,789. We have been spending money on fitness DVD production and in developing a website. We expect to incur substantial losses over the next two years.

We estimate that our expenses over the next 12 months will be approximately $45,000 as follows:

$ 20,000 in auditor and legal fees
$ 12,000 in directors’ fees
$ 10,000 in marketing fees
$ 3,000 general administration expenses

As of January 31, 2007, we had cash of approximately $2,700. We therefore need approximately an additional $43,300 to meet our capital requirements over the next 12 months beginning February 1, 2007.

We plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. Expenses incurred which cannot be paid in stock, such as Auditors fees, will be paid through cash. There are no assurances that we will be able to meet our capital requirements or that our capital requirements will not increase beyond that which we anticipate. If we are unable to raise necessary capital to meet our capital requirements, we may not be able to continue operations.

Our independent certified public accountants stated in their report dated April 19, 2007 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Inflation

It is the opinion of our management that inflation has not had a material effect on our operations.

Known Material Trends and Uncertainties

Our management does not know of any material trends or uncertainties that have or are reasonably likely to have a current of future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We consider the following accounting policies to be both those most important to the portrayal of our financial condition and that require the most subjective judgment:

Critical accounting policies identified are as follows:

Investment in DVD Recordings

Investment in DVD recordings represent projects in progress and the unamortized costs of programs and recordings which have been produced by us or for which we have acquired a copyright interest or the rights to future revenue. Such costs include development and production expenditures, capitalized overhead and financing costs and other costs, which are expected to benefit future periods. Under AICPA Statement of Position (“SOP”) No. 00-2 “Accounting by Producers or Distributors of Films” exploitation costs, including advertising and marketing costs, are expensed as incurred.

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

Capitalized DVD costs are stated at the lower of unamortized cost or estimated fair value on an individual DVD basis. Fair market value is based on the discounted projected net cash flows. The determination of the projected net cash flows and discount rates are subjective in nature and involve uncertainties and matters of significant judgment by management.

We have produced one DVD recording to date and, from the period beginning August 30, 2004 (Date of Inception) to the period ending January 31, 2007 and we capitalized $6,258 in related costs. Those related costs include $2,626 for the fiscal year ending January 31, 2007 and $3,632 for the fiscal year ending January 331, 2006. There is the possibility that we will not be able to generate enough revenues to recover the costs incurred to date in full. Accordingly, future results of operations may be negatively impacted by the write off of these costs.

Item 7. Financial Statements.

Our Audited Consolidated Financial Statements as of January 31, 2007 and January 31, 2006 and for the period from August 30, 2004 (Date of Inception) to January 31, 2007, follow as pages F-1 through F-10.

FitMedia Inc.
(A Development Stage Company)
January 31, 2007
(Audited)

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
FitMedia Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of FitMedia Inc. (A Development Stage Company) as of January 31, 2007 and 2006 and the related consolidated statements of operations, cash flows and stockholders' equity (deficit) for the years then ended and accumulated from August 30, 2004 (Date of Inception) to January 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FitMedia Inc. (A Development Stage Company) as of January 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended, and accumulated from August 30, 2004 (Date of Inception) to January 31, 2007, in conformity with accounting principles generally accepted in the United States.

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

/s/ MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

April 19, 2007

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	January 31,	January 31,
	2007	2006
	$	$

ASSETS
Current Assets
Cash	2,789	14,640
Prepaid expenses (Note 3)	2,185	185
Total Current Assets	4,974	14,825
Investment in DVD Recordings and Screenplays (Note 4)	6,258	3,632
Property and Equipment (Note 5)	1,667	–
Total Assets	12,899	18,457

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 8(b))	12,432	4,089
Accrued liabilities (Note 6)	1,879	–
Due to a related party (Note 8(a))	14,945	9,000
Total Liabilities	29,256	13,089
Contingencies and Commitments (Notes 1 and 9)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,832,064 and 23,681,186 shares issued and outstanding, respectively	2,383	2,368
Additional Paid-in Capital	56,623	32,876
Deficit Accumulated During the Development Stage	(75,363)	(29,876)
Total Stockholders’ Equity (Deficit)	(16,357)	5,368
Total Liabilities and Stockholders’ Equity (Deficit)	12,899	18,457

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated for the
	period from
	August 30, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Director fees	5,741	1,375	1,766
Office and miscellaneous	27,122	19,478	5,719
Professional fees	37,824	22,630	12,694
Rent	4,676	2,004	2,171

Total Expenses	75,363	45,487	22,350

Net Loss For the Period	(75,363)	(45,487)	(22,350)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		23,779,000	23,608,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	August 30, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To January 31,	January 31,	January 31,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss for the period	(75,363)	(45,487)	(22,350)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	833	833	–
Stock-based compensation	3,815	1,711	1,503
Shares issued for services	2,668	2,668	–
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	14,311	10,222	4,089
Prepaid expenses	(2,185)	(2,000)	(185)
Net Cash Used In Operating Activities	(55,921)	(32,053)	(16,943)
Investing Activities
Investment in DVD recordings and screenplays	(6,258)	(2,626)	(3,632)
Purchase of property and equipment	(2,500)	(2,500)	–
Net Cash Used In Investing Activities	(8,758)	(5,126)	(3,632)
Financing Activities
Advances from related party	15,430	6,430	8,720
Repayments to related party	(485)	(485)
Proceeds from issuance of common stock	52,523	19,383	11,550
Net Cash Provided By Financing Activities	67,468	25,328	20,270
Increase (Decrease) in Cash	2,789	(11,851)	(305)
Cash - Beginning of Period	–	14,640	14,945
Cash – End of Period	2,789	2,789	14,640

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	–	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from August 30 , 2004 (Date of Inception) to January 31, 2007
(Expressed in US dollars)

				Deficit
				Accumulated
			Additional	During the
			Paid-in	Exploration
	Shares	Amount	Capital	Stage	Total
	#	$	$	$	$
Balance – August 30, 2004 (Date of
Inception)	–	–	–	–	–
September 30, 2004 – common shares
issued for cash at for $0.0001 per share	23,400,000	2,340	–	–	2,340
October 31, 2004 - common shares
issued for rent at $0.10 per share	10,020	1	2,003	–	2,004
December 2, 2004 - common shares
issued for services at $0.10 per share	1,000	–	100	–	100
December 2, 2004 - common shares
issued for cash at $0.10 per share	192,500	19	19,231	–	19,250
Net loss for the period	–	–	–	(7,526)	(7,526)
Balance – January 31, 2005	23,603,520	2,360	21,334	(7,526)	16,168
January 10, 2006 - common shares
issued for cash at $0.15 per share	77,666	8	11,642	–	11,650
Share issuance costs	–	–	(100)	–	(100)
Net loss for the year	–	–	–	(22,350)	(22,350)
Balance – January 31, 2006	23,681,186	2,368	32,876	(29,876)	5,368
February 7, 2006 – common shares
issued for cash at $0.15 per share	33,552	3	5,030	–	5,033
February 10, 2006 – common shares
issued for cash at $0.15 per share	20,666	2	3,098	–	3,100
March 3, 2006 – common shares issued
for cash at $0.15 per share	5,000	1	749	–	750
May 8, 2006 – common shares issued for
rent at $0.15 per share	13,360	1	2,003	–	2,004
May 8, 2006 – common shares issued for
services at $0.15 per share	2,500	–	375	–	375
September 7, 2006 – common shares
issued for cash at $0.15 per share	70,000	7	10,493	–	10,500
December 11, 2006 – common shares
issued for rent at $0.35 per share	5,800	1	1,999	–	2,000
Net loss for the year	–	–	–	(45,487)	(45,487)
Balance – January 31, 2007	23,832,064	2,383	56,623	(75,363)	(16,357)

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated insignificant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at January 31, 2007, the Company has a working capital deficit of $24,282 and accumulated losses of $75,363 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

	b)	Principles of Consolidation

These consolidated financial statements include the accounts of FitMedia Inc. and its wholly-owned subsidiary Green Tea Productions Inc.

	c)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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
January 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at January 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Capitalized DVD costs are stated at the lower of unamortized cost or estimated fair value on an individual DVD basis. Fair market value is based on the discounted projected net cash flows. The determination of the projected net cash flows and discount rates are subjective in nature and involve uncertainties and matters of significant judgement by management. Costs of developing original screenplays are capitalized, and upon commencement of production, are added to investment in film and television programs. Projects in development are written off at the earlier of the date determined not to be recoverable or when projects under development are abandoned, and three years from the date of the initial investment.

	i)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, the Company will recognize product revenue when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. These criteria are usually met at the time of product shipment.

The Company will record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions will be based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

	k)	Shipping and Handling Costs

EITF 00-10 “Accounting for Shipping and Handling fees and Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue. All costs incurred by the Company for shipping and handling are included in cost of sales.

	l)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	m)	Income Taxes

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

	n)	Foreign Currency Translation

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

	o)	Stock-based Compensation

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

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

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

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Expressed in US dollars)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

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

3.	Prepaid Expenses

As at January 31, 2007, prepaid expenses consist of $2,000 (2006 – $nil) of prepaid rent and $185 (2006 - $185) of prepaid services.

4.	Investment in DVD Recordings and Screenplays

			January 31,	January 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	6,258	–	6,258	3,632

A total of $5,920 represents projects in progress relative to DVD recordings and $338 represents the costs incurred relating to developing original screenplays.

5.	Property and Equipment

			January 31,	January 31,
			2007	2006
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	833	1,667	–

6.	Accrued Liabilities

Accrued liabilities consists of $1,879 (2006 - $nil) owing for professional fees.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Expressed in US dollars)

7.	Common Stock

	a)	On December 11, 2006, the Company issued 5,800 shares of common stock at $0.35 per share for rent in the amount $2,000.

	b)	On September 7, 2006, the Company issued 70,000 shares of common stock at $0.15 per share, for cash proceeds of $10,500.

	c)	On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375. Refer to Note 9.

	d)	On May 8, 2006, the Company issued 13,360 shares of common stock at $0.15 per share for rent in the amount of $2,004.

	e)	On March 3, 2006, the Company issued 5,000 shares of common stock at $0.15 per share for cash proceeds of $750.

	f)	On February 10, 2006, the Company issued 20,666 shares of common stock at $0.15 per share for cash proceeds of $3,100.

	g)	On February 7, 2006, the Company issued 33,552 shares of common stock at $0.15 per share for cash proceeds of $5,033.

8.	Related Party Transactions

a)

As at January 31, 2007, the Company is indebted to the President of the Company for $14,545 (2006 - $9,000) for cash advances made to the Company and $400 representing fees for services provided to DVD production. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

	b)	As at January 31, 2007, the Company owes $7,269 to the spouse of the Company’s President for payments made on behalf of the Company.

	c)	As at January 31, 2007, a director of the Company was paid $1,000 and issued 2,500 shares of common stock with a fair value of $375 for director fees. Refer to Note 9.

9.	Commitments

On February 1, 2006, the Company entered into a Letter of Agreement with a Director of the Company for director’s fees. The Company paid $1,000 and issued 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
January 31, 2007
(Expressed in US dollars)

10.	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $74,530, which commence expiring in 2024. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended January 31, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $15,630 and $7,820, respectively

The components of the net deferred tax asset at January 31, 2007 and 2006 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	January 31,	January 31,
	2007	2006
	$	$
Net Operating Losses	74,530	29,880
Statutory Tax Rate	35%	35%
Effective Tax Rate	–	–
Deferred Tax Asset	26,090	10,460
Valuation Allowance	(26,090)	(10,460)
Net Deferred Tax Asset	–	–

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Moore Stephens Ellis Foster Ltd., Chartered Accountants reported on the Company's financial statements as of January 31, 2005. Ellis Foster ( Moore Stephens -- Ellis Foster Ltd.) merged with Ernst & Young LLP on May 4, 2005 and has continued its business under the name of Ernst & Young LLP. Because the change in auditors is a result of a merger of two accounting firms, the change of accountants was not considered or recommended by Fitmedia’s board of directors or audit committee of the board of directors.

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

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. We evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the name, age, and position of our executive officers and directors of as of April 23, 2007.

Name	Age	Position
Timothy J. Crottey	41	President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary, Chairman, Director
Roman Onufrijchuk	55	Director

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Timothy J. Crottey, Director, Chairman, President, Treasurer, Secretary, Chief Executive Officer and Chief Financial Officer

Timothy J. Crottey has been the President, Chief Executive Officer and Chief Financial Officer of Fitmedia since Fitmedia’s inception on August 30, 2004. From January 2002 to December 2004 Mr. Crottey attended the Simon Fraser University full time as a student in the pursuit of an applied science degree in the field of communications. From 2000 to 2002 Mr. Crottey was the manager of a Blenz coffee shop.

Roman Onufrijchuk, Director

Roman Onufrijchuk has been a director of the Company since January 20, 2005. He is a Senior Research Fellow at the Centre for Policy Research in Science & Technology in Vancouver, BC, a Principal Investigator, Techno-Experiential Design Assessment Program and a University Research Associate and Adjunct Professor at the School of Communication at Simon Fraser University (“SFU”) in Vancouver, BC. From 1999 to 2001 Mr. Onufrijchuk occupied various teaching positions at SFU and Dubai Women's College. From 2001 to 2003, Mr. Onufrijchuk was the Principal Investigator and Research Designer in the New Media Experience Roadmap Program at the New Media Innovation Centre in Vancouver, British Columbia. From 1999-2001, Mr. Onufrijchuk was a supervisor, Applied Media Studies Program in the Department of Communication Technology at Dubai Women's College. From 1994-1999, Mr. Onufrijchuk was the Director and Executive Producer for Television Programming, the Knowledge Network, Open Learning Agency. From 2002-2003, Mr. Onufrijchuk was Senior Editor of DIGEST, a bi-monthly, e-mail format report on research into human technology interaction conducted by the E-lifestyles Cluster at the New Media Innovation Centre.

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

Board of Directors and Its Committees

The Board of Directors met in person or via telephone occasionally during our fiscal year ended January 31, 2007. Each member of the Board of Directors attended at least 75% of the meetings. The Board of Directors currently does not have a nominating committee or a compensation committee.

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

Among the factors that the Board may consider when evaluating proposed nominees are their knowledge of and experience with and knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Section 16”), requires that reports of beneficial ownership of capital stock and changes in such ownership be filed with the SEC by Section 16 “reporting persons”, including directors, certain officers, and holders of more than 10% of the outstanding common shares. We are required to disclose in this Report each reporting person whom we know to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended January 31, 2007.

To our knowledge, based solely on a review of copies of Forms 3, 4 and 5 furnished to us, during the fiscal year ended January 31, 2007, our officers, directors and 10% shareholders complied with all Section 16 filing requirements applicable to them, except as follows: Roman Onufrijchuk, our director, failed to file a Form 4 for 1,000 shares during Fiscal 2006.

Item 10. Executive Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer (CEO), and to other persons serving as executive officers as of January 31, 2007, whose salary and bonus for Fiscal 2007 year exceeded $100,000 (the “Named Executive Officer”) for the last two completed fiscal years.

SUMMARY COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Timothy Crottey, President and CEO	Fiscal 2007	1,375 (1)	Nil	Nil	Nil	Nil	Nil	Nil	1,375
	Fiscal 2006	1,766(1)	Nil	Nil	Nil	Nil	Nil	Nil	1,766

(1)  Represents consulting fees paid to Mr. Crottey as President and CEO.

Option Grants in the Last Fiscal Year

No stock options were granted to the Named Executive Officer during the period from February 1, 2006 to January 31, 2007.

Employment Agreements

We have no written employment agreements with executive officers at this time.

Compensation of Directors

Directors are entitled to receive reimbursement for all out-of-pocket expenses incurred for attendance at Board of Directors meetings. Pursuant to an agreement dated February 1, 2006, Roman Onufrijchuk, our director, is entitled to compensation of $1,000 and 2,500 common shares of the Company upon completion of each fiscal year.

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Other Arrangements

None

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 23, 2007 by: (i) each of our directors; (ii) each of our named executive officers; (iii) officers and directors as a group; and (iv) each person or group is known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown to our knowledge.

Directors and Officers
Title of Class	Name, position & address of beneficial owner	Number of Shares of Common Stock (1)	Percentage of Common Stock (3)
Common Stock	Timothy J. Crottey, President, Chief Executive Officer & Director 304-338 West 8th Avenue, Vancouver, BC, V5Y 3X2	18,600,000	78%
Common Stock	Roman Onufrijchuk, Director 2208-438 Seymour St., Vancouver, BC, V6B 2M6	3,500	Less than 1%
All Officers and Directors as a Group		18,602,500	78%
Common Stock	Highland Capital Corp. Hunkins Waterfront Plaza P.O Box 556 Main St. Memorial Square, Nevis, West Indies	1,485,666	6.3%
Common Stock	Audrey Crottey 1941 Embleton Crescent Courtenay, BC V9N 8K1	2,400,000	10%

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

(2)	Based on 23,832,064 issued and outstanding shares of common stock as of April 23, 2007.

Changes in Control

There are currently no arrangements which would result in a change in control of Fitmedia.

Equity Compensation Plan

As at January 31, 2006 no securities are authorized for issuance under equity compensation plans, either approved by security holders, or not previously approved by security holders.

Item 12. Certain Relationships and Related Transactions.

On June 28, 2005, we entered into a Director and Producer Agreement (the “Director Agreement”) with our President, Chief Executive Officer and Director, Timothy Crottey, pursuant to which Mr. Crottey served as director and producer of the Prenatal Yoga DVD. The Director Agreement provides for a fee of $400 to Mr. Crottey which Mr. Crottey has deferred.

As at January 31, 2007, we were indebted to Timothy Crottey, our President, for $14,545 for cash advances made to the Company and $400 representing fees for services provided to DVD production. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

As of January 31, 2007 we were indebted in the amount of $7,269, to Timothy Crottey’s spouse for advances made on our behalf.

Item 13. Exhibits.

Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Delaware Secretary of State on August 31, 2005 (1)
3.2	Bylaws (1)
10.1	Writer Agreement with Joelle Lazar dated June 27, 2005 (2)
10.2	Actor Agreement with Joelle Lazar dated June 27, 2005 (2)
10.3	Actor Agreement with Carrie Lazar dated June 27, 2005 (2)
10.4	Director and Producer Agreement with Timothy Crottey dated June 28, 2005 (2)
10.5	Agreement with Roman Onufrijchuk dated February 1, 2006 (3)
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	previously filed as an exhibit to Fitmedia’s Form SB-2 filed May 13, 2005

(2)	previously filed as an exhibit to Fitmedia’s Form SB-2/A #1 filed September 19, 2005

(3)	previously filed as an exhibit to Fitmedia’s Form 10-KSB filed May 16, 2006

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Manning Elliot LLP for the audit of our consolidated annual financial statements for the years ended January 31, 2007 and January 31, 2006 and any other fees billed for other services rendered by Manning Elliot during that period. Also set forth below is a table representing fees for the professional audit services rendered by our former auditors, Ernst & Young LLP, who reviewed our financial statements for the period February 1, 2005 to July 31, 2005.

Manning Elliot LLP
Period from February 1, 2006 to January 31, 2007
Audit fees	$$10,850
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$$10,850

Manning Elliot LLP
Period from August 1, 2005 to January 31, 2006
Audit fees	$0
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$0

Ernst & Young LLP
Period from February 1, 2005 to July 31, 2005
Audit fees	$0
Audit-related fees	$12,894.68
Tax fees	$0
All other fees	$0
Total	$12,894.68

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

FITMEDIA INC.

By: /s/ Timothy J. Crottey

Date: April 30, 2007	Timothy J. Crottey,
President, Chief Executive
Officer, Chief Financial Officer,
Director,
Principal Accounting Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy J. Crottey	President, Chief Executive	April 30, 2007
Timothy J. Crottey	Officer, Chief Financial Officer,
Director and Principal Accounting
Officer

/s/ Roman Onufrijchuk	Director	April 30, 2007