Form 10QSB
period 2007-04-30
Fitmedia Inc.
filed 2007-06-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  _______________ to _______________

Commission file number 000-51755

FITMEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0533824
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

7108 - 150A Street	V3S 2E2
Surrey, British Columbia, Canada
(Address of principal executive offices)	(Zip Code)

604.723.0954
(Issuer's telephone number)

_____________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ x ] Yes [ ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 13, 2007, the registrant’s outstanding common stock consisted of 23,832,064 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of Fitmedia Inc. (“Blink”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

FitMedia Inc.
(A Development Stage Company)
(Unaudited)
April 30, 2007

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	April 30,	January 31,
	2007	2007
	$	$

ASSETS
Current Assets
Cash	2,949	2,789
Prepaid expenses (Note 3)	1,685	2,185
Total Current Assets	4,634	4,974
Investment in DVD Recordings and Screenplays (Note 4)	6,954	6,258
Property and Equipment (Note 5)	1,459	1,667
Total Assets	13,047	12,899

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable (Note 7(b))	17,925	12,432
Accrued liabilities (Note 6)	6,514	1,879
Due to a related party (Note 7(a))	16,015	14,945
Total Liabilities	40,454	29,256
Contingencies and Commitments (Notes 1 and 8)
Stockholders’ Equity (Deficit)
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,832,064 shares issued and outstanding	2,383	2,383
Additional Paid-in Capital	56,623	56,623
Deficit Accumulated During the Development Stage	(86,413)	(75,363)
Total Stockholders’ Equity (Deficit)	(27,407)	(16,357)
Total Liabilities and Stockholders’ Equity (Deficit)	13,047	12,899

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	August 30, 2004	For the Three	For the Three
	(Date of Inception)	Months Ended	Months Ended
	to April 30,	April 30,	April 30,
	2007	2007	2006
	$	$	$

Revenue	–	–	–

Expenses

Director fees	5,741	–	1,375
Office and miscellaneous	28,908	1,786	6,411
Professional fees	46,588	8,764	12,079
Rent	5,176	500	501

Total Expenses	86,413	11,050	20,366

Net Loss For the Period	(86,413)	(11,050)	(20,366)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		28,832,000	23,734,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 30,	April 30,
	2007	2006
	$	$

Operating Activities
Net loss for the period	(11,050)	(20,366)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	208	208
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	10,128	12,392
Due to related parties	–	1,375
Prepaid expenses	500	–
Net Cash Used In Operating Activities	(214)	(6,391)
Investing Activities
Investment in DVD recordings and screenplays	(696)	(727)
Purchase of property and equipment	–	(2,500)
Net Cash Used In Investing Activities	(696)	(3,227)
Financing Activities
Advances from related party	1,070	–
Repayments to related party	–	(485)
Proceeds from issuance of common stock	–	8,883
Net Cash Provided By Financing Activities	1,070	8,398
Increase (Decrease) in Cash	160	(1,220)
Cash - Beginning of Period	2,789	14,640
Cash – End of Period	2,949	13,420

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated insignificant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has a working capital deficit of $35,820 and accumulated losses of $86,413 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended January 31, 2007.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at April 30, 2007, and the results of its operations and cash flows for the three months ended April 30, 2007 and 2006. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

	c)	Principles of Consolidation

These consolidated financial statements include the accounts of FitMedia Inc. and its wholly-owned subsidiary Green Tea Productions Inc.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	d)	Use of Estimates

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

	e)	Basic and Diluted Net Income (Loss) Per Share

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

	f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at April 30, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	g)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	h)	Property and Equipment

Property and equipment consists of computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

	i)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

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

	k)	Investment in DVD Recordings

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

	l)	Shipping and Handling Costs

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

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	m)	Financial Instruments

The fair value of financial instruments, which include cash, accounts payable, accrued liabilities and amounts due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

	n)	Income Taxes

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

	o)	Foreign Currency Translation

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption did not have a material effect on the financial statements.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

	p)	Recent Accounting Pronouncements (continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

3.	Prepaid Expenses

As at April 30, 2007, prepaid expenses consist of $1,500 (January 31, 2007 - $2,000) of prepaid rent and $185 (January 31, 2007 - $185) of prepaid services.

4.	Investment in DVD Recordings and Screenplays

			April 30,	January 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	6,954	–	6,954	6,258

A total of $5,920 represents projects in progress relative to DVD recordings and $1,034 represents the costs incurred relating to developing original screenplays.

5.	Property and Equipment

			April 30,	January 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	1,041	1,459	1,667

6.	Accrued Liabilities

Accrued liabilities consists of $6,514 (January 31, 2007 - $1,879) owing for professional fees.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
April 30, 2007
(Expressed in US dollars)
(Unaudited)

7.	Related Party Transactions

a)

As at April 30, 2007, the Company is indebted to the President of the Company for $15,615 for cash advances made to the Company and $400 representing fees for services provided to DVD production. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

b)	As at April 30, 2007, the Company owes $16,773 to the spouse of the Company’s President for legal services and other professional fees.

8.	Commitments

a.

On February 1, 2006, the Company entered into a Letter of Agreement with a Director of the Company for director’s fees. The Company paid $1,000 and issued 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement.

b.	Commencing February 1, 2007 the Company moved its office location to Surrey, B.C., Canada. The Company will pay an annual fee of $2,000(CAD) with the lease term expiring on January 31, 2008.

Item 2. Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This report on Form 10-QSB contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

Overview

Fitmedia Inc. was incorporated as a Delaware company on August 30, 2004. We are a development stage company. We plan to sell DVDs through small retail stores and others and we also plan to sell our fitness DVDs through our Internet site www.fitmedia.net. We have not yet entered into any agreements for the distribution of our DVDs.

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

We also reviewed resumes of potential production personnel, such as camera operators, video editors, costume designers, lighting technicians, sound editors and assistant directors. On June 28, 2005, we entered into an agreement with Timothy Crottey, our President, to act as director and producer for the Prenatal DVD. Between July and August, 2005 we completed principal photography of our first DVD, “Fitmedia’s Prenatal Yoga” (the “Prenatal Yoga DVD”). We announced completion of the Prenatal Yoga DVD in a press release on October 2, 2006. On January 3, 2007 our internet site, www.fitmedia.net, launched its ecommerce capabilities and we have made the Prenatal Yoga DVD available for sale there.

We anticipate that our business will incur significant operating losses in the future. We expect to begin selling our DVD and begin receiving revenues from the sale of our first DVD in November 2007. The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) no revenues we generated since our inception; and (iiI) our dependence on sale of equity securities and receipt of capital from outside sources to continue in operation. Our auditors have issued a going concern opinion. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

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

Results of Operations for the three months ended April 30, 2007 and for the period accumulated from August 30, 2004 (date of inception) to April 30, 2007

Revenues

We have never earned any revenues since our incorporation on August 30, 2004. We have completed our first DVD and hope to generate revenues from its sale on our website in November 2007.

Expenses

From August 30, 2004 (date of inception) to April 30, 2007, we incurred total expenses of $86,413, including $46,588 in professional fees, $5,741 in director fees, $28,908 in office and miscellaneous, and $5,176 for office rent. Our total expenses were $11,050 for the three months ended April 30, 2007, including $8,764 in professional fees, $nil in director fees, $1,786 in office and miscellaneous, and $500 for office rent. Our total expenses for the three months ended April 30, 2007 decreased $9,316 to $11,050 from $20,366 for the same period ended April 30, 2006. A decrease in total expenses was mainly due to decreased web development activities and decreased legal and auditing services.

Our professional fees of $8,764 for the three months ended April 30, 2007 consisted primarily of legal, accounting and auditing fees, compared to $12,079 for the same period ended April 30, 2006. For the three months ended April 30, 2007 our professional fees decreased $3,315 compared to the same period ended April 30, 2006, due to less legal and auditing services provided. From August 30, 2004 (date of inception) to April 30, 2007, we incurred total professional fees of $46,588.

Our director fees of $1,375 for the three months ended April 30, 2006 consisted of amounts paid to Roman Onufrijchuk. For the three months ended April 30, 2007 we did not incur director fees. Our management fees totaled $1,800 for the three month period ended April 30, 2007 compared to an equal amount for the three month period ended April 30, 2006. From August 30, 2004 (date of inception) to April 30, 2007, we incurred director fees of $5,741, totally paid to Roman Onufrijchuk.

Our web development expenses of $1,024 for the three months ended April 30, 2007 consisted primarily of website design and construction compared to $nil for the same period ended April 30, 2006. For the three months ended April 30, 2007 our web development expenses totaled $12,029 compared to $nil for the same period ended April 30, 2006. The significant increase in web development costs is due to no web development activities for the three and three months ended April 30, 2006.

For the three month period ending April 30, 2007 our general and administrative expenses increased $6,377 to $6,754 from $377 for the same period ended April 30, 2006, mostly because of our increased general office expenses and promotion activities. Our rent was $300, marketing costs were $1,398 and other general and administrative fees were $5,056 for the three months ended April 30, 2007.

Net Losses

From August 30, 2004 (date of inception) to April 30, 2007, we incurred a net loss of $86,413. Our net loss per share was nil for the period from August 30, 2004 (date of inception) to April 30, 2007.

For the three months ended April 30, 2007 we incurred a net loss of $11,050 compared to a net loss of $20,366 for the three months ended April 30, 2006. The decrease in net losses is due mainly to decreases in our day to day operating costs. Our net loss per share was $nil for the three months ended April 30, 2007.

The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenues. We expect to continue to incur losses for at least another two years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in late 2007.

Plan of Operations

We have been spending money on fitness DVD production and in developing our website. We expect to incur substantial losses over the next two years. We intend to spend approximately $60,000 over the course of the next 12 months (beginning July 2007), mainly in the areas of development, production, administration, legal, accounting and marketing.

We expect to generate revenues from the sale of our Prenatal Yoga DVD in late 2007. Through our wholly-owned subsidiary, Green Tea Productions, Inc., we have developed a plan for a health and fitness themed television series. We have developed so far a preliminary series bible for a potential first season of the series.

Because we have experienced difficulty raising equity and have not yet generated any revenues from our DVD production activities, we are considering changing the focus of our activities toward another business such as oil and gas exploration and production.

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

Liquidity and Capital Resources

As of April 30, 2006, we had cash of $2,949 and working capital deficit of $35,820. Our accumulated deficit was $86,413 as at April 30, 2007. Our net loss of $86,413 from August 30, 2004 (date of inception) to April 30, 2007 was mostly funded by our equity financing. During the three months ended April 30, 2007, we did not raise any funds in equity finance, compared to $8,883 for the same period ended April 30, 2006. The increase in cash during the three months ended April 30, 2007 was $160. Our net tangible book value was ($34,361) as of April 30, 2007.

We used net cash of $214 in operations for the three months ended April 30, 2007. We used net cash of $696 in investment in DVD recordings and screenplays. For the three months ended April 30, 2007, we received net cash of $1,070 from related party’s advances.

We estimate that our expenses over the next 12 months (beginning July 2007) will be approximately $60,000 as follows:

$ 20,000 in auditor and legal fees
$ 12,000 in directors’ fees
$ 10,000 in production and development expenses
$ 10,000 in marketing fees
$ 3,000 in general administration expenses
$ 5,000 in additional financing costs

Of the $60,000 we need for the next 12 months, we had $2,949 in cash as of April 30, 2007. The balance of our cash requirements for the next 12 months (approximately $57,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. In order to improve our liquidity, we also plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. However, there can be no assurance we will be successful in our efforts to secure additional equity financing.

If we are unsuccessful in raising enough money through future capital raising efforts, we may review other financing possibilities such as bank loans. If we cannot raise at least $57,000, we will not be able to carry out our full business plan and we may have to cease operations. If operations and cash flow improve through future financing efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of our liquidity problems.

Need for Additional Capital

There is limited historical operating information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

We have incurred operating losses from our inception and we are dependent upon our ability to raise capital from stockholders or other sources to sustain operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of April 30, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions, management intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  continue our equity financing; and
  negotiate with consultants or contractors to pay parts of salaries and fees with stock and stock options instead of cash.

We are considering changing the focus of our activities toward another business such as oil and gas exploration and production. Changing the business focus may have a material effect on our business, impact our profitability and lower the value of your investment in us, because operation expenses and acquisition expenses in interests or properties may dramatically increase and investors may not accept our new business plan.

We believe that the above discussion contains a number of forward-looking statements. Our actual results and our actual plan of operations may differ materially from what is stated above. Factors which may cause our actual results or our actual plan of operations to vary include, among other things, decision of the Board of Directors not to pursue a specific course of action based on a re-assessment of the facts or new facts, or changes in general economic conditions.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the financial statements, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements. The following is a discussion of critical accounting policies and methods used by us.

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

We have produced one DVD recording to date. Since August 30, 2004 (date of inception) to April 30, 2007 we capitalized $6,954 in related costs. Those related costs include $2,626 for the fiscal year ending January 31, 2007, $3,632 for the fiscal year ending January 31, 2006 and $696 for the three months ended April 30, 2007. There is the possibility that we will not be able to generate enough revenues to recover the costs incurred to date in full. Accordingly, future results of operations may be negatively impacted by the write off of these costs.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer evaluated our “disclosure controls and procedures” (as defined in Rule 13a-14 (c) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of a date within 90 days before the filing date of this report and has concluded that as of the evaluation date, our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in internal controls

Subsequent to the date of their evaluation, there were no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls. There were no significant deficiencies or material weaknesses in our internal controls so no corrective actions were taken.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates are (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended April 30, 2007, we did not make any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number
10.1	Lease Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FITMEDIA, INC.

Dated: June 13, 2007	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer