Form 10QSB
period 2007-07-31
Fitmedia Inc.
filed 2007-09-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission file number 000-51755

FITMEDIA INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0533824
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

7108 - 150A Street
Surrey, British Columbia, Canada	V3S 2E2
(Address of principal executive offices)	(Zip Code)

604.723.0954
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. [X] Yes   [   ] No

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
[   ] Yes   [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 7, 2007, the registrant’s outstanding common stock consisted of 23,832,064 shares.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The unaudited financial statements of Fitmedia Inc. (“Fitmedia”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

FitMedia Inc.
(A Development Stage Company)

July 31, 2007

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	July 31,	January 31,
	2007	2007
	$	$

ASSETS
Current Assets
Cash	2,865	2,789
Prepaid expenses (Note 3)	1,185	2,185
Total Current Assets	4,050	4,974
Investment in DVD Recordings and Screenplays (Note 4)	6,954	6,258
Property and Equipment (Note 5)	1,250	1,667
Total Assets	12,254	12,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable (Note 7(b))	35,481	12,432
Accrued liabilities (Note 6)	–	1,879
Due to a related party (Note 7(a))	16,115	14,945
Total Liabilities	51,596	29,256
Contingencies and Commitments (Notes 1 and 8)
Subsequent Event (Note 9)
Stockholders’ Deficit
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
Nil shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized, $0.0001 par value
23,832,064 shares issued and outstanding	2,383	2,383
Common stock subscribed (Note 8)	150	–
Additional Paid-in Capital	56,623	56,623
Deficit Accumulated During the Development Stage	(98,498)	(75,363)
Total Stockholders’ Deficit	(39,342)	(16,357)
Total Liabilities and Stockholders’ Deficit	12,254	12,899

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated from
	August 30, 2004	For the	For the	For the	For the
	(Date of Inception)	Three Months	Three Months	Six Months	Six Months
	to July 31,	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Director fees	6,891	1,150	–	1,150	1,375
Office and miscellaneous	33,455	4,547	9,570	6,333	15,980
Professional fees	52,476	5,888	2,251	14,652	14,331
Rent	5,676	500	501	1,000	1,002

Total Expenses	98,498	12,085	12,322	23,185	32,688

Net Loss For the Period	(98,498)	(12,085)	(12,322)	(23,185)	(32,688)

Net Loss Per Share – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		23,832,000	23,755,000	23,832,000	23,744,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	For the	For the
	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2007	2006
	$	$

Operating Activities
Net loss for the period	(23,185)	(32,688)
Adjustments to reconcile net loss to net cash used in
operating activities:
Amortization	417	417
Common stock issuable for directors fees	150	–
Stock-based compensation	–	2,045
Change in operating assets and liabilities:
Prepaid expenses	1,000	–
Accounts payable and accrued liabilities	21,170	7,808
Net Cash Used In Operating Activities	(398)	(22,418)
Investing Activities
Investment in DVD recordings	(696)	(727)
Purchase of property and equipment	–	(2,500)
Net Cash Used In Investing Activities	(696)	(3,227)
Financing Activities
Advances from a related party	1,170	–
Proceeds from common stock subscribed	–	10,500
Proceeds from issuance of common stock	–	8,883
Repayments to a related party	–	(485)
Net Cash Provided By Financing Activities	1,170	18,898
Increase (Decrease) in Cash	76	(6,747)
Cash – Beginning of Period	2,789	14,640
Cash – End of Period	2,865	7,893

Supplemental Disclosures
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Operations and Continuance of Business

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated insignificant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at July 31, 2007, the Company has a working capital deficit of $47,546 and accumulated losses of $97,348 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On September 7, 2007, the Company entered into a Letter of Intent (“LOI”) with Ren Ji Investment Company Ltd. (“Ren Ji”) to exchange 18,500,000 common shares of the Company in exchange for cash proceeds of $540,000 and a $50,000 non-refundable deposit to be delivered within seven days of the signed LOI. Refer to Note 9.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31. These consolidated financial statements include the accounts of Fitmedia inc. and its wholly-owned subsidiary, Green Tea Productions Inc. All intercompany transactions and balances have been eliminated.

	b)	Interim Consolidated Financial Statements

The interim unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. Therefore, these consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended January 31, 2007, included in the Company’s Annual Report on Form 10-KSB filed on May 9, 2007 with the SEC.

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2007, and the results of its operations and cash flows for the three and six month periods ended July 31, 2007 and 2006. The results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at July 31, 2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

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

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (continued)

i)	Revenue Recognition

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

j)	Investment in DVD Recordings

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

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

l)	Financial Instruments

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

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these consolidated financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

o)	Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

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

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

2.	Summary of Significant Accounting Policies (Continued)

p)	Recently Adopted Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The adoption did not have a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the consolidated financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

3.	Prepaid Expenses

As at July 31, 2007, prepaid expenses consist of $1,000 (January 31, 2007 - $2,000) of prepaid rent and $185 (January 31, 2007 - $185) of prepaid services.

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

4.	Investment in DVD Recordings and Screenplays

			July 31,	January 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	6,954	–	6,954	6,258

A total of $5,920 represents projects in progress relative to DVD recordings and $1,034 represents the costs incurred relating to developing original screenplays.

a.	Property and Equipment

			July 31,	January 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Computer equipment	2,500	1,250	1,250	1,667

6.	Accrued Liabilities

Accrued liabilities consists of $Nil (January 31, 2007 - $1,879) owing for professional fees.

7.	Related Party Transactions

a)

As at July 31, 2007, the Company is indebted to the President of the Company for $15,715 for cash advances made to the Company and $400 representing fees for services provided to DVD production. The amount is unsecured, non-interest bearing and has no stated terms of repayment.

	b)	As at July 31, 2007, the Company owes $19,822 to the spouse of the Company’s President for legal services and other professional fees.

8.	Commitments

On February 1, 2006, the Company entered into a Letter of Agreement with a Director of the Company for director’s fees. The Company paid $1,000 and issued 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement. As at July 31, 2007, the Company owes $1,000 and 2,500 common shares with a fair value of $0.06 per common share, or $150, to the Director of the Company.

FitMedia Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

9.	Subsequent Event

On September 7, 2007, the Company entered into a Letter of Intent (“LOI”) with Ren Ji Investment Company Ltd. (“Ren Ji”), a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China, to sell 18,500,000 restricted common shares of the Company in exchange for cash proceeds of $540,000 and a $50,000 non-refundable deposit to be delivered within seven days of the signed LOI. Under the terms of the LOI, Ren Ji will transfer 100% of the outstanding common shares of the company in exchange for the further issuance of 55,000,000 common shares of the Company. The transactions will result in a reverse takeover where Ren Ji will hold 73,500,000 or 93.2% of the issuance and outstanding common shares of the Company.

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

We also reviewed resumes of potential production personnel, such as camera operators, video editors, costume designers, lighting technicians, sound editors and assistant directors. On June 28, 2005, we entered into an agreement with Timothy Crottey, our President, to act as director and producer for the Prenatal Yoga DVD. Between July and August, 2005 we completed principal photography of our first DVD, “Fitmedia’s Prenatal Yoga”. We announced completion of the Prenatal Yoga DVD in a press release on October 2, 2006. On January 3, 2007 our internet site, www.fitmedia.net, launched its e-commerce capabilities and we have made the Prenatal Yoga DVD available for sale there.

We anticipate that our business will incur significant operating losses in the future. We expect to begin selling our DVD and begin receiving revenues from the sale of our first DVD in November 2007. The following factors raise substantial doubt regarding the ability of our business to continue as a going concern: (i) the losses we incurred since our inception; (ii) no revenues have been generated since our inception; and (iii) our dependence on the sale of equity securities and the receipt of capital from outside sources to continue in operation. Our auditors have issued a going concern opinion. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business. As such we may have to cease operations and you could lose your investment.

Description of Property

On January 31, 2007, we vacated our former offices and studio located at 304B-338 West 8th Avenue. On February 1, 2007, we took up a new office in a rented premises located at 7108 150A Street, Surrey, BC, Canada V3S 2E2 for a fee of $2,000 annually. The term of the lease is from February 1, 2007 to January 31, 2008 and gives us exclusive use of approximately 200 square feet. Our current office is sufficient for our business purposes. There are no provisions in our current lease for renewal or termination.

Results of Operations for the three months ended July 31, 2007, six months ended July 31, 2007 and for the period accumulated from August 30, 2004 (date of inception) to July 31, 2007

Revenues

We have never earned any revenues since our inception on August 30, 2004. We have completed our first DVD and hope to generate revenues from its sale on our website in November 2007.

Expenses

From August 30, 2004 (date of inception) to July 31, 2007, we incurred total expenses of $98,498, including $52,476 in professional fees, $6,891 in director fees, $33,455 in office and miscellaneous, and $5,676 for office rent. For the three months ended July 31, 2007 our total expenses were $12,085, including $5,888 in professional fees, $1,150 in director fees, $4,547 in office and miscellaneous, and $500 for office rent. For the six months ended July 31, 2007 our total expenses $23,185, including $14,652 in professional fees, $1,150 in director fees, $6,333 in office and miscellaneous, and $1,000 for office rent.

By comparison, our total expenses for the three months ended July 31, 2007 was $12,085 compared to total expenses of $12,322 for the three months ended July 31, 2006. Our total expenses for the six months ended July 31, 2007 was $23,185 compared to $32,688 for the six months period ended July 31, 2006. This decrease in total expenses was mainly due to decreased web development activities.

By comparison, our professional fees for the three months ended July 31, 2007 were $5,888, compared to $2,251 for the same period ended July 31, 2006. Our professional fees for the six months ended July 31, 2007 was $14,652 compared to $14,331 for the same period in 2006. For both periods, the professional fees consisted primarily of legal, accounting and auditing fees. This increase in professional fees was due to increased legal and auditing services in the last quarter. From August 30, 2004 (date of inception) to July 31, 2007, we incurred total professional fees of $52,476.

We incurred directors fees of $1,150 for the three months ended July 31, 2007 compared to $nil for the same period in 2006. For the six months ended July 31, 2007, we incurred directors fees of $1,150 compared to director fees of $1,375 for the six months ended July 31, 2006. The 2006 directors fees consisted of amounts paid to Roman Onufrijchuk. From August 30, 2004 (date of inception) to July 31, 2007, we incurred director fees of $6,891.

By comparison, our office and miscellaneous expenses for the three months ended July 31, 2007 were $4,547 compared to $9,570 for the three months ended July 31, 2006. Our office and miscellaneous expenses for the six month period ended July 31, 2007 were $6,333 compared to $15,980 for the six months ended July 31, 2006. The general decrease in office and administrative expenses over these periods is due to our decreased promotion, marketing, entertainment and other ancillary expenses.

Net Losses

From August 30, 2004 (date of inception) to July 31, 2007, we incurred a net loss of $98,498. Our net loss per share was nil for the period from August 30, 2004 (date of inception) to July 31, 2007.

For the three months ended July 31, 2007 we incurred a net loss of $12,085 compared to a net loss of $12,322 for the three months ended July, 31, 2006. For the six months ended July 31, 2007 we incurred a net loss of $23,185 compared to a net loss of $32,688 for the same period in 2006. The decrease in net losses is due mainly to decreases in our day to day operating costs. Our net loss per share was $nil for the three months ended July 31, 2007.

Out net loss to date is primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenues. We expect to continue to incur losses for at least another two years. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in late 2007.

Plan of Operations

We have been focusing our capital expenditures on fitness DVD production and website development. We expect to incur substantial losses over the next two years. We intend to spend approximately $60,000 over the course of the next 12 months (beginning September 2007), mainly in the areas of development, production, administration, legal, accounting and marketing.

We expect to generate revenues from the sale of our Prenatal Yoga DVD in late 2007. Through our wholly-owned subsidiary, Green Tea Productions, Inc., we have developed a plan for a health and fitness themed television series. To date, we have developed a preliminary series bible for a potential first season of the series.

Because we have experienced difficulty raising equity and have not yet generated any revenues from our DVD production activities, we are considering changing the focus of our activities. We may change our focus toward another business such as construction materials.

If we were to become involved in construction materials or another new business we would likely transfer our DVD production activities to our wholly owned subsidiary, Green Tea Productions, Inc., and change our corporate name. We may also seek to appoint new directors and officers with experience in the new industry in order to effectively develop and execute a new plan of operation. If we adopt a new business plan involving construction materials, we might pursue the acquisition of assets relating to this line of work, and our financing requirements may increase dramatically.

On August 10, 2007, we entered into a Letter of Intent relating to a potential reverse merger of Biomedic (Shang Hai) Ltd. into Fitmedia. On September 4, 2007, Biomedic gave Fitmedia notice that it would not pursue the merger and that Fitmedia was entitled to retain the $25,000 non-refundable deposit.

However, on September 8, 2007 we entered into another, similarly structured LOI, with Timothy Crottey, our President and majority shareholder, Mr. Zhao Shou Ren (owner of 100% of the share capital of Ren Ji Cement Investment Company Limited), Ren Ji Cement Investment Company Limited (“Renji Investment”)(owner of 100% of the share capital of Ren Ji Cement Company Limited), Ren Ji Cement Company Limited (“HK Renji”)(owner of 100% of the share capital of Anhui Province Runji Cement Company Limited), Anhui Province Runji Cement Company Limited (“Anhui Runji”) relating to a reverse merger of Renji Investment into Fitmedia. Certain provisions in the LOI are legally binding and others are not.

The material terms of the LOI are as follows:

Non-Binding Provisions:

  Timothy Crottey and Mr. Zhao Shou Ren will enter into a stock purchase agreement (“SPA”) which will provide for the sale by Mr. Crottey to Mr. Zhao Shou Ren of 18,500,000 restricted common shares of Fitmedia for a purchase price of $540,000 against which is credited a $50,000 non refundable deposit.

  The parties will enter into a share exchange agreement (“SEA”) pursuant to which a) Mr. Zhao Shou Ren will transfer to Fitmedia all of the outstanding share capital of Renji Investment and b) Fitmedia will issue to Mr. Zhao Shou Ren 55,000,000 common shares of Fitmedia. The result of the SPA and the SEA when executed is that Mr. Zhao Shou Ren will own 73,500,000 shares of Fitmedia’s common stock which is 93% of the outstanding common stock of Fitmedia.

  The parties shall perform any necessary due diligence relating to the transactions by September 15, 2007.

  Fitmedia will file with the SEC all necessary documents to disclose the transaction.

Binding Provisions:

  The parties agree to negotiate exclusively with each other as regards the SPA and the SEA and the reverse merger with Fitmedia.

  The parties agree not to disclose to any third parties any information about each other which is confidential.

  By September 15, 2007 Fitmedia shall be delivered a non-refundable fee of $50,000. The fee is only refundable where (a) Fitmedia has delayed or prevented the consummation of the SPA and the SEA by refusing or neglecting to take the necessary actions to complete the transactions; and (b) if Mr. Zhao Shou Ren or Anhui Runji inform Fitmedia in writing before September 15, 2007 that they are not satisfied with their due diligence review of Fitmedia’s business.

  The LOI may be terminated by (a) Fitmedia or Anhui Runji in writing, prior to September 15, 2007, by stating that they are dissatisfied with their due diligence review; (b) by any party if the SPA and the SEA are not signed by September 15, 2007; (c) by Fitmedia if the purchase price of $490,000, representing the balance of the purchase price for the 18,500,000 Fitmedia shares has not been deposited in an escrow account pending closing of the transactions; and (d) by either party if the transactions contemplated by the LOI, namely the SPA and the SEA have not occurred by October 31, 2007 (the “Final Closing Date”).

  The Final Closing Date may be extended for a period of 30 days upon payment of a non-refundable fee to Fitmedia of $60,000. Of this $60,000 fee, only $30,000 shall be creditable to the purchase price. This fee will only be refunded if Anhui Runji and, or Anhui Runji fails to consummate the SPA and the SEA by November 30, 2007 because Fitmedia has delayed or prevented their execution by refusing or neglecting to take the necessary actions to complete the transactions.

If we are successful in executing the SPA and the SEA as is anticipated by the LOI, then we anticipate that our business plan will change significantly, as will our costs and expenses for the next 12 months.

Liquidity and Capital Resources

As of July 31, 2007, we had cash of $2,865 and working capital deficit of $47,546. Our accumulated deficit was $98,498 as at July 31, 2007. Our net loss of $98,498 from August 30, 2004 (date of inception) to July 31, 2007 was mostly funded by our equity financing. During the six months ended July 31, 2007, we did not raise any capital from equity financing, compared to $19,383 in equity financing for the same period ended July 31, 2006. The increase in cash during the six months ended July 31, 2007 was $76, compared to a decrease in cash for the six months ended July 31, 2006 of $6,747.

For the six months ended July 31, 2007, we used net cash in operating activities of $398 and net cash of $696 in investment in DVD recordings and screenplays. For the six months ended July 31, 2007, we received net cash of $1,170 from a related party advance, and raised no other financing. During the six months ended July 31, 2007 our monthly cash requirement was approximately $182 for combined operating and investing activities. As at July 31, 2007 we have cash of $2,865 which will cover our costs for approximately 15 months according to our current monthly burn rate.

We estimate that our expenses over the next 12 months (beginning September 2007) will be approximately $60,000 as follows:

$ 20,000 in auditor and legal fees
$ 12,000 in directors’ fees
$ 10,000 in production and development expenses
$ 10,000 in marketing fees
$ 3,000 in general administration expenses
$ 5,000 in additional financing costs

Of the $60,000 we need for the next 12 months, we had $2,865 in cash as of July 31, 2007. The balance of our cash requirements for the next 12 months (approximately $57,000) we intend to raise from private placements, shareholder loans or possibly a registered public offering (either self-underwritten or through a broker-dealer) within the next few months. At this time we do not have any commitments from any broker-dealer to provide us with financing. In order to improve our liquidity, we also plan to engage outside contractors and consultants who are willing to be paid in stock rather than cash or a combination of stock and cash. However, there can be no assurance we will be successful in our efforts to secure additional equity financing and our financing needs may change if we decide to pursue a different business plan altogether.

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

Need for Additional Capital

There is limited historical operating information about us upon which to base an evaluation of our performance. We are a development stage company and have generated no revenues. We cannot guarantee we will be successful in our business operations or that our business operations will not change directions. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

Known Material Trends and Uncertainties

As of July 31, 2007, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In view of the uncertainties concerning our continued existence as a going concern, our management plans to mitigate the effect of such conditions and intends to take the following steps in the event that we are not able to raise sufficient funds to meet the needs of our business plans:

  continue our equity financing; and
  negotiate with consultants or contractors to pay parts of salaries and fees with stock and stock options instead of cash.

We are considering changing the focus of our activities toward another business such as construction materials. Changing the business focus may have a material effect on our business, impact our profitability and lower the value of your investment, because operational and acquisition expenses in interests or properties may dramatically increase and investors may not accept our new business plan.

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

We have produced one DVD recording to date. Since August 30, 2004 (date of inception) to July 31, 2007 we capitalized the following costs.

			July 31,	January 31,
		Accumulated	2007 Net	2007 Net
	Cost	Amortization	Carrying	Carrying
	($)	($)	Value ($)	Value ($)

Projects in progress	6,954	–	6,954	6,258

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates is (i) a party adverse to us in any legal proceedings, or (ii) have an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended July 31, 2007, we did not make any sales of unregistered securities.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description
Number

10.1	Lease Agreement (1)

10.2	LOI dated September 8, 2007 (2)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as an exhibit to Form 10-QSB filed with the SEC on June 14, 2007
(2)	Included as exhibit to Form 8-K filed with the SEC on September 11, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

FITMEDIA, INC.

Dated: September 14, 2007	/s/ Timothy Crottey
Timothy Crottey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting
Officer