Form 10QSB
period 2007-10-31
Fitmedia Inc.
filed 2008-01-15
CIK 1322729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to _______________

Commission file number 000-51755

FITMEDIA INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0533824 (I.R.S. Employer Identification No.)

c/o An Hui Province Runji Cement Co., Ltd. Xian Zhong Town, Han Shan County Chao Hu City, People’s Republic of China (Address of principal executive offices)

(0086) 565 4219871 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes o No o

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o No x

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

78,832,064 common shares, par value $0.0001 as at January 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes o No x

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

Fitmedia Inc.
(A Development Stage Company)
October 31, 2007

FitMedia Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(Unaudited)

	October 31,	January 31,
	2007	2007
	$	$
	(Unaudited)
ASSETS
Current Assets
Cash	2,546	2,789
Prepaid expenses (Note 3)	435	2,185
Due from a related party (Note 7)	3,872	–

Total Current Assets	6,853	4,974
Other receivables (Note 11)	100	–
Investment in DVD Recordings and Screenplays (Note	5,920	6,258
Property and Equipment (Note 5)	1,042	1,667

Total Assets	13,915	12,899

LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)
Current Liabilities
Accounts payable (Note 7(b))	32,181	12,432
Accrued liabilities (Note 6)	6,061	1,879
Due to a related party (Note 7(a))	–	14,945

Total Liabilities	38,242	29,256

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Deficit
Preferred Stock: 20,000,000 shares authorized,
$0.0001 par value
No shares issued and outstanding	–	–
Common Stock: 80,000,000 shares authorized,
$0.0001 par value	2,383	2,383
Additional Paid-in Capital	56,623	56,623
Deficit Accumulated During the Development Stage	(83,333)	(75,363)

Total Stockholders’ Equity (Deficit)	(24,327)	(16,357)

Total Liabilities and Stockholders’ Equity (Deficit)	13,915	12,899

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(Unaudited)

	Accumulated
	from	For the	For the	For the	For the
	August 30, 2004	Three Month	Three Month	Nine Month	Nine Month
	(Date of		Period		Period
	Inception)	Period Ended	Ended	Period Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses
Director fees	6,741	(150)	–	1,000	1,375
Office and miscellaneous	34,492	1,214	2,089	7,442	18,070
Professional fees	58,886	6,410	3,161	21,062	17,490
Rent	5,426	250	334	750	1,336

Total Expenses	105,545	7,724	5,584	30,254	38,271

Loss Before Other Income	(105,545)	(7,724)	(5,584)	(30,254)	(38,271)
Other income (Note 9 (b))	25,000	25,000	–	25,000	–

Net Loss Before Income Taxes and Discontinued Operations	(80,545)	17,276	(5,584)	(5,254)	(38,271)
Provision for income taxes	–	–	–	–	–
Net Loss Before Discontinued Operations	(80,545)	17,276	(5,584)	(5,254)	(38,271)

Discontinued operations, net of income taxes (Note 11)	(2,788)	(2,111)	–	(2,716)	–

Net Loss For the Period	(83,333)	15,165	(5,584)	(7,970)	(38,271)

Net Loss Per Share
Continuing Operations – Basic and Diluted		–	–	–	–
Discontinued Operations – Basic and Diluted		–	–	–	–

Weighted Average Shares Outstanding		23,832,000	23,797,000	23,832,000	23,762,000

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(Unaudited)

	Accumulated	For the	For the
	August 30, 2004	Nine Month	Nine Month
	(Date of
	Inception)	Period Ended	Period Ended
	to October 31,	October 31,	October 31,
	2007	2007	2006
	$	$	$

Operating Activities
Net loss for the period	(83,333)	(7,970)	(38,271)
Adjustments to reconcile net loss to net
cash used in operating activities:
Amortization	1,458	625	625
Stock-based compensation	3,815	–	1,377
Stock issued for services	2,668	–	–
Loss on sale of investment	1,761	1,761	–
Cash outflow from discontinued operation	(649)	(649)	–
Change in operating assets and liabilities:
Prepaid expenses	(685)	1,500	34
Accounts payable and accrued liabilities	38,314	24,003	3,761
Due to related party	233	233	400

Net Cash (Used In) Provided by Operating Activities	(36,418)	19,503	(32,074)

Investing Activities
Investment in DVD recordings	(6,954)	(696)	(1,599)
Purchase of property and equipment	(2,500)	–	(2,500)

Net Cash Used In Investing Activities	(9,454)	(696)	(4,099)

Financing Activities
Advances from a related party	16,380	950	6,141
Proceeds from issuance of common stock	52,523	–	19,383
Repayments to a related party	(20,485)	(20,000)	(485)

Net Cash Provided By Financing Activities	48,418	(19,050)	25,039

Increase (Decrease) in Cash	2,546	(243)	(11,134)
Cash – Beginning of Period	–	2,789	14,640

Cash – End of Period	2,546	2,546	3,506

Supplemental Disclosures
Interest paid	–	–	–
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated insignificant revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at October 31, 2007, the Company has a working capital deficit of $31,389 and accumulated losses of $83,333 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On October 9, 2007, the Company entered into a Share Exchange Agreement to acquire 100% interest in Ren Ji Cement Investment Company Ltd. in exchange for 55,000,000 common shares of the Company. Refer to Note 9(c).

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation and Consolidation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is January 31 These consolidated financial statements include the accounts of Fitmedia inc. and its wholly-owned subsidiary, Green Tea Productions Inc. All intercompany transactions and balances have been eliminated. On December 3, 2007, the Company changed its fiscal year-end from January 31 to August 31.

	b)	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to stock-based compensation expense and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

2.	Summary of Significant Accounting Policies (Continued)

	c)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if- converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	d)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at October 31, 2007 and January 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the consolidated financial statements.

	e)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

	f)	Property and Equipment

Property and equipment consists of computer equipment recorded at cost and amortized on a straight-line basis over a three-year period.

	g)	Advertising

The Company expenses advertising costs as incurred. There have been no advertising expenses incurred by the Company since inception.

	h)	Revenue Recognition

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

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

The Company will record reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and rebates, in the same period that the related revenue is recorded. The amount of these reductions will be based on historical sales returns, analysis of credit memo data, specific criteria included in rebate agreements, and other factors known at the time.

2.	Summary of Significant Accounting Policies (Continued) i) Investment in DVD Recordings

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

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

j)	Shipping and Handling Costs

EITF 00-10 “Accounting for Shipping and Handling fees and Costs” establishes standards for the classification of shipping and handling costs. All amounts billed to a customer related to shipping and handling are classified as revenue. All costs incurred by the Company for shipping and handling are included in cost of sales.

k)	Financial Instruments

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

l)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method.

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

On February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At October 31, 2007, the Company had no material uncertain tax positions.

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

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

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

p)	Interim Consolidated Financial Statements

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

The consolidated financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2007, and the results of its operations and cash flows for the three and nine month periods ended October 31, 2007 and 2006. The results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

2.	Prepaid Expenses

As at October 31, 2007, prepaid expenses consist of $250 (January 31, 2007 - $2,000) of prepaid rent and $185 (January 31, 2007 - $185) of prepaid services.

3.	Investment in DVD Recordings and Screenplays

			October 31,	January 31,
			2007	2007
		Accumulated	Net Carrying	Net Carrying
	Cost	Amortization	Value	Value
	$	$	$	$

Projects in progress	5,920	–	5,920	6,258

A total of $5,920 represents projects in progress relative to DVD recordings and $1,034 represents the costs incurred relating to developing original screenplays.

4.	Property and Equipment
January 31,
				October 31,	2007
				2007	Net
			Accumulated	Net Carrying	Carrying
		Cost	Amortization	Value	Value
		$	$	$	$

	Computer equipment	2,500	1,458	1,042	1,667

5.	Accrued Liabilities

Accrued liabilities consists of $6,061 (January 31, 2007 - $1,879) owing for professional fees.

6.	Related Party Transactions

	a)	As at January 31, 2007, the Company is indebted to the President of the Company for $14,545 for cash advances made to the Company and $400 representing fees for services provided to DVD production. During the nine month period ended October 31, 2007, the President of the Company provided an additional $950 of advances to the Company. On September 5, 2007, the Company paid $20,000 to the President of the Company. As at October 31, 2007, the Company is owed $3,872 by the President of the Company.

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

b)	As at October 31, 2007, the Company owes $22,372 (January 31, 2007 - $7,269) to the spouse of the Company’s President for legal services and other professional fees include in accounts payable.

c)	As at October 31, 2007, a former director of the Company was paid $1,000 for director fees. Refer to Note 9(a).

7.	Common Stock

	a)	On May 8, 2006, the Company issued 2,500 shares of common stock at $0.15 per share for director fees with a fair value of $375. Refer to Note 9(a).

	b)	On May 8, 2006, the Company issued 13,360 shares of common stock at $0.15 per share for rent in the amount of $2,004.

	c)	On March 3, 2006, the Company issued 5,000 shares of common stock at $0.15 per share for cash proceeds of $750.

	d)	On February 10, 2006, the Company issued 20,666 shares of common stock at $0.15 per share for cash proceeds of $3,100.

	e)	On February 7, 2006, the Company issued 33,552 shares of common stock at $0.15 per share for cash proceeds of $5,033.

8.	Commitments

	a)	On February 1, 2006, the Company entered into a Letter of Agreement with a Director of the Company for director’s fees. The Company paid $1,000 and issued 2,500 shares of common stock to the Director on the first day of the Company’s fiscal year until cancellation of the agreement. As at October 31, 2007, the Company paid $1,000. On October 26, 2007, the Company entered into an agreement with the Director pursuant to which the Director agreed to resign as a Director of the Company and waive his right to receive 2,500 shares which were due to be issued to him for services in 2007.

	b)	On August 10, 2007, the Company entered into a Letter of Intent (“LOI”) with Biomedic Holdings Ltd. (“Biomedic”) relating to a potential reverse merger of the Company. Upon execution of the LOI, the Company received a non-refundable fee of $25,000. On September 4, 2007, the Company received notice from Biomedic that it would not pursue the merger and the Company was entitled to retain the non-refundable deposit. Accordingly, the Company has recognized the non-refundable deposit as other income during the period ended October 31, 2007.

	c)	On September 8, 2007, the Company entered into a letter of intent (“LOI”), relating to the potential reverse merger of Ren Ji Cement Investment Company Limited (“Renji Investment”) into the Company. Renji Investment’s business is located in China and consists of cement production and sales. On October 9, 2007, the Company entered into a Share Exchange Agreement (“SEA”) to acquire 100% interest in Renji Investment in exchange for 55,000,000 common shares of the Company. In conjunction with the SEA, on October 9, 2007, the Company and Timothy Crottey, (“Crottey”, the majority shareholder, President and CEO of the Company) entered into a Share Purchase Agreement with the sole shareholder of Renji Investment pursuant to which Crottey agreed to sell 18,500,000 common shares of the Company for $540,000. The effect of these two agreements will result in a reverse merger of the Company, whereby the sole shareholder of Renji Investment will control 73,500,000 common shares of the Company, representing 93.2% of the issued and outstanding common shares of the Company.

FitMedia Inc. (A Development Stage Company) Notes to the Consolidated Financial Statements October 31, 2007 (Expressed in US dollars) (unaudited)

9.	Subsequent Events

	a)	On November 1, 2007, the Company completed the Share Exchange Agreement described in Note 9(c).

	b)	On November 9, 2007, the President of the Company repaid $33,884 of the Company’s accounts payable and accrued liabilities.

10.	Discontinued Operations

On November 1, 2007, the Company agreed to sell 100% of the issued and outstanding common stock of its wholly owned subsidiary, Green Tea Productions, Inc., to Timothy Crottey, the majority shareholder, President and CEO of the Company, in consideration for $100. On October 31, 2007, Green Tax Productions Inc had net assets of $1,861 and $1,761 loss for the subsequent sale was accrued and included in discontinued operation.

FitMedia Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
October 31, 2007
(Expressed in US dollars)
(unaudited)

10. Discontinued Operations (continued)
The results of discontinued operations are summarized as follows:

	Accumulated
	from	For the	For the	For the	For the
	August 30, 2004	Three Month	Three Month	Nine Month	Nine Month
	(Date of		Period		Period
	Inception)	Period Ended	Ended	Period Ended	Ended
	to October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006
	$	$	$	$	$

Revenue	–	–	–	–	–

Expenses

Office and miscellaneous	750	100	–	205	–
Rent	277	250	–	750	–

Total Expenses	1,027	350	–	955	–

Net Operating Loss	(1,027)	(350)	–	(955)	–
Loss on sale of investment	(1,761)	(1,761)	–	(1,761)	–

Discontinued operations	(2,788)	(2,111)	–	(2,716)	–

The Company realized a loss on the sale of Green Tea Productions, Inc. equal to the carrying value of the assets and liabilities disposed of as of October 31, 2007:

$
Current assets	899
Long term assets	1,034
Current liabilities	(72)

Net assets	1,861
Price on sale of Investment in Green Tea	(100)

Loss on sale of investment	(1,761)

Item 2. Management's Plan of Operation FORWARD-LOOKING STATEMENTS

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

We have completed our Pre-Natal Yoga DVD and we expect to be generating revenues in the near future.

Subsequent Events

On November 1, 2007, we consummated the transactions contemplated by a Share Exchange Agreement, dated October 9, 2007, pursuant to which we acquired 100% of the share capital of Ren Ji Cement Investment Company Ltd., a British Virgin Islands corporation (“Renji Investment”) from Shouren Zhao, a citizen and resident of the People’s Republic of China, and issued 55,000,000 shares of our common stock to Shouren Zhao in exchange therefore. As a result, Renji Investment and its subsidiaries, including the operating company An Hui Province Runji Cement Co. Ltd., a company organized and existing under the laws of the People’s Republic of China, became direct and indirect wholly-owned subsidiaries of us. In addition, on November 1, 2007, Shouren Zhao purchased 18,500,000 shares of our common stock from our President,, Timothy J. Crottey, for $540,000 in cash. After the closings, Shouren Zhao became the chairman, CEO and President of our company, and Yichun Jiang became the Chief Financial Officer. Mr. Zhao is also the Chairman and CEO of An Hui Province Runji Cement Co. Ltd.

Also on November 1, 2007, the Company agreed to sell 100% of the issued and outstanding common stock of its wholly owned subsidiary, Green Tea Productions, Inc., to Timothy Crottey, the majority shareholder, President and CEO of the Company, in consideration for a payment of $100 in cash.

Results of Operations from Inception (August 30, 2004) to October 31, 2007

Revenues

We have not earned any revenues since our incorporation on August 30, 2004.

Expenses

The major components of our expenses from August 30, 2004 to October 31, 2007 are professional fees of $58,886, director fees paid to Roman Onufrijchuk in the amount of $6,741, office and miscellaneous expenses of $34,769 and $6,176 in rent. Our DVD is ready for sale and is available on our web site. After we have produced several DVDs, we intend to increase our production costs to allow for instructors and on screen performers with bigger marketing draw. If we increase our production costs, we will also likely spend more on marketing and package design.

Net Losses

Our net loss from August 30, 2004 to October 31, 2007 was $81,572. The loss was primarily due to auditor fees, director fees, production fees and office expenses and a lack of revenue. We hope to begin generating revenues from the sale of our Prenatal Yoga DVD in the near future, but any revenues we are successful in generating, we intend to apply to marketing expenses or to the production expenses of further DVDs.

Liquidity and Capital Resources

As of October 31, 2007, we had cash and cash equivalents of $3,195. We have been spending money on fitness DVD production and we intend to begin to make financial investments in marketing and website development during the next 12 months.

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

On September 7, 2006, we issued 70,000 shares for proceeds of $10,500.

Our independent certified public accountants stated in their report dated April 19, 2007 that we have incurred operating losses from our inception and that we are dependent upon our ability to meet our future financing requirements, and the success of future operations. These factors raise substantial doubt about our ability to continue as a going concern.

Known Material Trends and Uncertainties

As of October 31, 2007, we have no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer. Based upon that evaluation, our Chairman and Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that material information required to be disclosed by it in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chairman and Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure. We evaluate the internal controls on a regular basis to ensure that we are in compliance with our policies.

There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities

We have made no sales of unregistered securities during the three months ended October 31, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

Form 8-K – Filed August 13, 2007 – Entry into a Material Definitive Agreement.

Form 8-K – Filed September 11, 2007 – Termination of a Material Definitive Agreement; Entry in a Material Definitive Agreement.

Form 8-K – Filed October 16, 2007 – Entry into a Material Definitive Agreement.

Form 8-K – Filed October 31, 2007 – Entry into a Material Definitive Agreement; Departure of a Director

Exhibit No.	Description

3.1	Articles of Incorporation of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
3.2	By-laws of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
31.1	Certification of Chairman and Chief Executive Officer
31.2	Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chairman and Chief Executive Officer
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer and Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned thereunto duly authorized.

Dated: January 15, 2008	FITMEDIA, INC.
By /s/ Shouren Zhao Shouren Zhao Chairman and Chief Executive Officer