Form 10QSB
period 2007-11-30
Fitmedia Inc.
filed 2008-01-22
CIK 1322729

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-QSB (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended November 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to _______________

Commission file number 000-51755

FITMEDIA INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	98-0533824 (I.R.S. Employer Identification No.)

c/o Anhui Province Runji Cement Co., Ltd. Xian Zhong Town, Han Shan County Chao Hu City, People’s Republic of China (Address of principal executive offices)

(0086) 565 4219871 (Issuer's telephone number)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

78,832,064 common shares, par value $0.0001 as at January 1, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The discussion contained in this 10-QSB under the Securities Exchange Act of 1934, as amended, contains forward-looking statements that involve risks and uncertainties. The issuer's actual results could differ significantly from those discussed herein. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "the Company believes," "management believes" and similar language, including those set forth in the discussions under "Notes to Financial Statements" and "Management's Discussion and Analysis or Plan of Operation" as well as those discussed elsewhere in this Form 10-QSB. We base our forward-looking statements on information currently available to us, and we assume no obligation to update them.

FITMEDIA INC.

PART 1 – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of Fitmedia Inc. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with January 31, 2007 audited financial statements of the Company and notes thereto as included in Company’s Form 10-KSB filed on April 30, 2007, and in conjunction with the August 31, 2007 audited financial statements of Anhui Province Runji Cement Co., Ltd. and the notes thereto as included in the Company’s Current Report on Form 8-K filed on November 7, 2007.

FITMEDIA INC.

FINANCIAL STATEMENTS

NOVEMBER 30, 2007

FITMEDIA INC.

INDEX TO NOVEMBER 30, 2007 FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	6
STATEMENTS OF OPERATIONS (UNAUDITED)	7
STATEMENTS OF CASH FLOWS (UNAUDITED)	8
NOTES TO FINANCIAL STATEMENTS	9 - 16

FitMedia Inc.
Consolidated Balance Sheets

November 30,
2007
(Unaudited)
Current Assets
Cash and cash equivalents	$ 1,189,183
Accounts receivable, net (Note 3)	5,138,008
Advances (Note 5)	6,593,006
Notes receivable	726,798
Due from related parties	69,207
Inventory (Note 4)	1,733,179
Prepaid expenses and other receivables	1,052,928
Total Current Assets	16,502,309
Property, plant and equipment, net (Note 6)	31,520,795
Intangible Assets & Deferred Charges (Note 7)	2,846,888

Total Assets	$ 50,869,992

Current Liabilities
Payables and accrued liabilities (Note 8)	$ 6,593,492
Customer deposit	2,031,201
Short-term loans (Note 9)	1,624,915
Taxes payable	2,440,360
Wages payable	202,881
Due to related parties	3,385
Total Current Liabilities	12,896,234
Due to Related Parties (L/T) (Note 10)	22,917,080
Total Liabilities	35,813,314

Commitments and Contingencies (Note 11)

Owners' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-
Common Stock (Common Stock: 80,000,000 shares authorized,
$0.0001 par value 78,832,064 shares issued and outstanding)	7,883
Additional paid in capital	12,378,036
Accumulated other comprehensive income	1,117,258
Retained (unrestricted) earnings	1,553,501
Total owners' equity	15,056,678

Total Liabilities and Owners' Equity	$ 50,869,992

The accompanying notes are an integral part of these financial statements.

FitMedia Inc.
Consolidated Statements of Operations

	For the Three Month Period
	November 30,
	2007	2006
	(Unaudited)	(Unaudited)
Revenue	$ 10,311,286	$ 7,433,661
Cost of goods sold	7,790,594	6,569,594
Gross Profit	2,520,692	864,067
Operating Costs and Expenses:
Selling expenses	16,310	153,385
A&G expenses:	454,049	170,495
Depreciation of property, plant and equipment	21,166	8,260
Total operating costs and expenses	491,525	332,140
Income From Operations	2,029,167	531,927
Interest income	(1,413)
Interest expenses	3,694	381,322
Other (income) expenses	(93,414)	843
Income Before Income Taxes	2,120,300	149,762
Income taxes	687,684	50,909
Net Income	$ 1,432,616	$ 98,853
Other Comprehensive Income
Foreign currency translation adjustment	325,643	204,306
Comprehensive Income	$ 1,758,259	$ 303,159
Earnings Per Share, Basic and Diluted	$ 0.02	$ -
Weighted Average Shares Outstanding	78,832,064	78,832,064

The accompanying notes are an integral part of these financial statements.

FitMedia Inc.
Consolidated Statements of Cash Flows

	For the Three Month Period
	November 30,
	2007	2006
	(Unaudited)	(Unaudited)
Operating activities
Net income	$ 1,432,616	$ 98,853
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization	25,298	-
Depreciation, expesne and cost	641,630	490,830
Changes in operating assets and liabilities:
Accounts receivable, net	(1,810,516)	(389,649)
Notes receivable	(143,231)	(2,553)
Advances to suppliers	(2,590,286)	(6,641,475)
Prepaid expenses and other receivables	(251,973)	(19,914)
Inventory	(34,600)	807,376
Accounts payable and accrued liabilities	(507,536)	2,623,749
Customer Deposit	1,277,908	755,365
Tax payable	1,121,571	239,897
Wages payable	(10,101)	5,634
Net cash provided by (used in) operating activities	(849,220)	(2,031,887)
Investing activities
Loan to related parties	13,212	297,922
Property, plant and equipment additions	(167,300)	(36,021)
Net cash provided by (used in) investing activities	(154,088)	261,901
Financing activities
Short term loan proceeds	36,727	4,113
Long-term Loans Payable	-	1,173
Loan from related party	1,389,171	1,906,925
Capital contribution	39,114	-
Net cash provided by (used in) financing activities	1,465,012	1,912,211
Effect of exchange rate changes on cash and cash equivalents	(673,000)	(52,813)
Increase (decrease) in cash and cash equivalents	(211,296)	89,412
Cash and cash equivalents, beginning of year	1,400,479	62,704
Cash and cash equivalents, end of year	$ 1,189,183	$ 152,116
Supplemental Disclosures
Interest Paid	$ 25,648	$ 366,767
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

FitMedia Inc. (“FitMedia” or “the Company”) was incorporated on August 30, 2004 under the laws of the State of Delaware.

On October 9, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among FitMedia, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Shouren Zhao, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Ren”); Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”). For purposes of the Exchange Agreement, Mr. Zhao is referred to therein as the “Ren Shareholder, “ and Renji Investment, HK Renji and Anhui Runji are referred to therein as the “Renji Subsidiaries.” Upon closing of the share exchange transaction (the “Share Exchange”) contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to the Registrant in exchange for an aggregate of 55,000,000 shares of common stock of the Registrant, thus causing the Renji Subsidiaries to become a direct and indirect wholly-owned subsidiaries of the Registrant. In addition, on November 1, 2007, Shouren Zhao purchased 18,500,000 shares of our common stock from our President, Timothy J. Crottey, for $540,000 in cash. After the closings, Shouren Zhao became the CEO and President of FitMedia, and Yichun Jiang became the Chief Financial Officer. Mr. Zhao is also the Chairman and CEO of Anhui Province Runji Cement Co. Ltd.

Anhui Province Runji Cement Co., Limited (“Anhui Runji”) is a producer and distributor of cement located in Anhui Province in China, was established in December 2003 with registered capital of 60 million RMB. Anhui Runji started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PO52.5, P.O42.5, P.O32.5 and P.C32.5. At present, Anhui Runji has one cement clinker production line with daily production of 2,500 tons and one million tons annually.

Anhui Runji obtained its production license in 2005. Presently, Anhui Runji mainly focuses production on Runji Brand P.II52.5, P.O42.5, P.O32.5 and P.C32.5 cements. P.II52.5 is a high grade, high strength cement that is made in Anhui and Jiangsu Provinces and the region of north of the Changjiang River and is used in large projects. Anhui Runji has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006. In addition Anhui Runji passed the national GB/T 19001-2000 standard authentication.

Presently, Anhui Runji’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of our total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in Anhui and Jiangsu.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at November 30, 2007, and 2006, have been included. Readers of these financial statements should note that the interim results for the three months period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company Limited (a Hong Kong corporation) and Anhui Province Runji Cement Co., Ltd. (a PRC corporation). Intercompany transactions have been eliminated in consolidation.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

New Accounting Pronouncement

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 which will be effective in future periods. Management of the Company has reviewed these changes and does not believe that any of those pronouncements would have significant effect on the Company’s financial statements, measurements or disclosures had they been in effect during 2007, 2006 and 2005, and they do not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results. The allowances for doubtful accounts totaled $236,209 at November 30, 2007.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, semi-finished goods, and finished goods, are stated at the lower of cost or net realizable value, using the moving average(“MA”) method. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

building	20 years
manufacturing machinery & equipment	8 years
electronic equipment & automobiles	5 years
office equipment	5 years

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

When property or equipment is retired or disposed of, the cost and accumulated depreciation are removed from the accounts, with any resulting gains or losses being included in net income or loss in the year of disposition.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at November 30, 2007.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received. The Company received a government incentive of RMB 14,949,314 for the year ended August 31, 2005, in the form of a reduction in the cost of land use rights. No such items have been received for the year ended August 31, 2006 and 2007 and three months ended November 30, 2007.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectibility is reasonably assured. The Company generally recognizes revenue when its products are shipped.

Comprehensive Income

The Company has adopted SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions in the PRC which do not provide insurance for amounts on deposit.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The functional currency of the Company is the Renminbi (“RMB”), the PRC’s currency. The Company maintains its financial statements using the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet dates. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income (loss) for the respective periods.

For financial reporting purposes, the financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, United States Dollars. Balance sheet accounts are translated using the closing exchange rate in effect at the balance sheet date and income and expense accounts are translated using the average exchange rate prevailing during the reporting period. Adjustments resulting from the translation, if any, are included in accumulated other comprehensive income (loss) in stockholder’s equity.

Fair Value of Financial Instruments

The Company's financial instruments include cash equivalents, accounts receivable, other receivables, accounts payable, accrued expenses, value-added taxes, short-term and long-term bank loans, and loans payable to related parties. The carrying amounts of financial instruments other than long-term obligations approximate fair value due to their short maturities. Long-term obligations approximate fair value based upon rates currently available for similar instruments.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE & NOTES RECEIVABLE

30-Nov-07

Notes Receivable	$ 726,798
Accounts Receivable –Trade	$ 5,374,217
Allowance for Doubtful Accounts	(236,209)
$ 5,138,008

NOTE 4 – INVENTORY

Inventory consists of the following:
30-Nov-07

Raw Materials	$ 568,185
Packaging Materials	14,746
Semi-Finished Goods	420,068
Finished Goods	730,180
$ 1,733,179

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:
30-Nov-07
Advances	$ 6,593,006

Advances to suppliers represents amounts prepaid for Construction in Progress. The advances are applied against amounts due the supplier as the materials are shipped.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

30-Nov-07

Building - Cost	$ 18,878,510
Building - Accumulated Depr	-1,253,987
Building - Net	17,624,523
Equipment & Machinery - Cost	17,338,247
Equipment & Machinery - Accumulated Depr	-3,965,622
Equipment & Machinery - Net	13,372,625
Automobiles - Cost	230,365
Automobiles – Accumulated Depr	-55,433
Automobiles - Net	174,932
Other Equipment - Cost	10,761
Other Equipment - Accumulated Depr	-393
Other Equipment - Net	10,368
Computer Equipment - Cost	12,181
Computer Equipment - Accumulated Depr	-3,523
Computer Equipment - Net	8,658
Total Fixed Assets - Net	$ 31,191,106
Construction in progress	329,689
Total	$ 31,520,795

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:
30-Nov-07
Mineral rights-Shihuishi	$ 2,569,848
Mineral rights-Shayan	277,040
$ 2,846,888

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:
30-Nov-07

Accounts payable	$ 4,558,806
Other Payables	1,928,764
Accrued liabilities	105,922
Payables and accrued liabilities	$ 6,593,492

NOTE 9 – SHORT TERM LOANS

Short term loans consist of
30-Nov-07

Loan from Zhongxin Bank	$ 1,354,096
Loan From Government for interest free	270,819
$ 1,624,915

The details for the Company’s bank loan are as follows

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)	Three-month period ended Nov 30,
					Interest	Interest
					2006	2007

Zhongxing Bank	1,354,096	2006-12-31	2007-12-31	0.5355%	$ 18,128	18,128

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

On Feb. 9, 2007 Hanshan Government loaned $270,819 to the Company, without interest and with no definite terms for repayment.

NOTE 10 –DUE TO RELATED PARTIES (L/T)
(a) Names and relationship of related parties
Nanjin Hongren	A company controlled by shareholder
Nanjin Runji	A company controlled by shareholder
Zhao, Shouren	shareholder & president & CEO of the Company
Yang, Xuanjun	shareholder of the Company

(b) Due to Other Related Parties (L/T) consists of the following:

30-Nov-07

Due to related party - L/T - Nanjin Hongren	$ 14,607,554
Due to related party - L/T - Nanjin Runji	6,609,641
Due to related party - L/T - Zhao, Shouren	1,238,831
Due to related party - L/T - Yang, Xuanjun	461,054
$ 22,917,080

The amount due to related parties represents loans payable that are unsecured, non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

NOTE 11 – COMMITMENTS AND CONTINGECIES

Social insurance for employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed three months’ continuous employment with the Company.

FitMedia Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1 TO NOVEMBER 30, 2007
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

In the event that any current or former employee files a complaint with the PRC government, the Company may be subject to making up the social insurances as well as administrative fines. As the Company believes that these fines would not be material, no provision has been made in this regard.

Tax issues

The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 12 – INCOME TAXES

The Company ‘s Enterprise Income Tax (“EIT”) rate of 33%,

30-Nov-07
Income Taxes	$ 687,684

NOTE 13 – SEGMENT INFORMATION

The Company operates in major one industry segment – research, development, manufacture, marketing and sales of cement products. Substantially all of the Company’s identifiable assets and operations at Nov 30, 2007 and Nov 30, 2006 were located in the PRC.

NOTE 14 - OPERATING RISK

Country risk

The Company has significant investments in the PRC. The operating results of the Company may be adversely affected by changes in the political and social conditions in the PRC and by changes in Chinese government policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. There can be no assurance; however, those changes in political and other conditions will not result in any adverse impact.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Issuer,” and the "Company" means, Fitmedia Inc., a Delaware corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

The Issuer was incorporated as a Delaware company on August 30, 2004.

In October, 2007, the management of the Issuer determined that it was in the best interests of the stockholders of the Issuer to agree to enter into a share exchange (the “Share Exchange”) and acquire Anhui Province Runji Cement Co., Ltd. (“Anhui Runji”), a Chinese company that is engaged in the business of distributing cement across several provinces in mainland China as well as in Hong Kong. As part of the reverse merger, the Issuer will cease engaging in the health and fitness business.

As a result of the Share Exchange, Anhui Runji became an indirect wholly-owned subsidiary of the Issuer, and the Issuer succeeded to the business of Anhui Runji, which is a leading cement production and distribution company in mainland China. Using low cost production techniques, while building a strong brand image, Anhui Runji is a strong competitor in the central China cement market.

Material Terms and Conditions of the Share Exchange Agreement

On October 9, 2007, FitMedia Inc. (the “Issuer”) entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Issuer, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Zhao Shou Ren, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Ren”); Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”). For purposes of the Exchange Agreement, Ren is referred to therein as the “Ren Shareholder, “ and Renji Investment, HK Renji and Anhui Runji are referred to therein as the “Renji Subsidiaries.” Upon closing of the Share Exchange contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to the Issuer in exchange for an aggregate of 55,000,000 shares of common stock of the Issuer, thus causing the Renji Subsidiaries to become a direct and indirect wholly-owned subsidiaries of the Issuer.

On October 9, 2007, the Issuer entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Issuer, Crottey, and the Ren Shareholder, pursuant to which the Ren Shareholder, as Purchaser, at closing on November 1, 2007, acquired 18,500,000 shares (the “Stock Purchase”) of common stock of the Issuer from Crottey for $540,000.00.

In addition, pursuant to the terms and conditions of the Exchange Agreement:

  Demand and piggy-back registration rights were granted to the Ren Shareholder with respect to shares of the Company’s restricted common stock to be acquired by him at closing in a Regulation S offering.
  On the Closing Date, the current officers of the Registrant resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of the Issuer, notably Zhao Shou Ren, as Chairman, CEO and President and Jiang Yi Chun as CFO.
  On the Closing Date, Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as director of the Issuer, notably Bi Li Ming and Yang Xuan Jun.
  On the Closing Date, the Issuer paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
  As of the Closing, the parties consummated the transactions contemplated by the Stock Purchase Agreement.

As of the date of the Exchange Agreement and Stock Purchase Agreement, there were no material relationships between the Issuer or any of its affiliates and the Renji Subsidiaries, or Anhui Runji, other than in respect of the Share Exchange.

The foregoing description of the Exchange Agreement and the Stock Purchase Agreement do not purport to be complete and is qualified in its entirety by reference to the complete text of the Exchange Agreement, which is filed as Exhibit 2.1, and the complete text of the Stock Purchase Agreement, which is filed as Exhibit 2.2, to a Form 8-K filed with the Commission on November 7, 2007, both of which are incorporated herein by reference.

Summary of the Operations of Anhui Runji

Anhui Province Runji Cement Co., Ltd. is a private company located in Anhui Province in China, established in December 2003 with registered capital of 60 million RMB. The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PO52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement clinker production line with daily production of 2,500 tons and one million tons annually.

The Company obtained its production license in 2005. Presently, the Company focuses production on Runji Brand P.II52.5, P.O42.5, P.O32.5 and P.C32.5 cements. P.II52.5 is a high grade, high strength cement that is made in the Anhui and Jiangsu Provinces and the region of north of the Changjiang River and is used in large projects. The Company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006. In addition the Company passed the national GB/T 19001-2000 standard authentication.

Presently, the Company’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of its total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in the Anhui and Jiangsu Provinces.

The Company’s net sales to customers for the three months ended November 30, 2007 and November 30, 2006, were $10,311,286 and 7,433,661 respectively.

In the future, the Company plans to construct additional cement product lines or facilities

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

OVERVIEW

We were incorporated on August 30, 2004 under the laws of the State of Delaware. On October 9, 2007, we entered into a Share Exchange Agreement with Ren Ji Cement Investment Company Limited (“Ren Ji”), a British Virgin Islands corporation and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd. (“Anhui Runji”), a corporation organized under the laws of the People’s Republic of China. After consummating the Share Exchange transaction, the Company started to engage in the production and distribution of cement products in China through Anhui Runji.

Anhui Province Runji Cement Co., Limited (“Anhui Runji”) has completed the construction of its first cement production line with daily production of 2,500 tons, or one million tons per year. In August 2007, Anhui Runji started to build up its second cement production line with daily production capacity of 2,500 tons, or one million tons per year. The second cement production line is estimated to be completed in August 2008 and put into production in October 2008. At that time, the annual cement production capacity of Anhui Runji will be over two million tons.

After completing the construction of Anhui Runji’s first two production lines, the Company plans to construct its 3rd and 4th production lines in 2009 and 2010 respectively. These two production lines will have a daily production capacity of 5,000 tons or 2 million tons annually respectively.

After completing the construction of these production lines, the Company will be capable of a daily cement production capacity of 15,000 tons and yearly cement production capacity of 6 million tons, thus becoming a large cement plant in China. The market share of the Company will be estimated to be over 80% in the market area surrounding the Company in a diameter of 300 kilometers.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition presented in this section are based upon the unaudited consolidated financial statements of Fitmedia Inc., which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements Fitmedia Inc. is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Fitmedia Inc. evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Fitmedia Inc. bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Fitmedia Inc. identified the most critical accounting principals upon which its financial status depends. Fitmedia Inc. determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. Fitmedia Inc. presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. Fitmedia Inc. recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Fitmedia Inc.’ sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of Fitmedia Inc.’ products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of Fitmedia Inc.’ products that are sold in the China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by Fitmedia Inc. on raw materials and other materials included in the cost of producing their finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Fitmedia Inc.’ business operations are conducted in the People's Republic of China. During the normal course of business, Fitmedia Inc. extends unsecured credit to its customers. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. Fitmedia Inc. reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Off-Balance Sheet Arrangements. Fitmedia Inc. has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. Fitmedia Inc. has not entered into any derivative contracts that are indexed to Fitmedia Inc.’s shares and classified as shareholder’s equity or that are not reflected in Fitmedia Inc.’s financial statements. Furthermore, Fitmedia Inc. does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Fitmedia Inc. does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with Fitmedia Inc

Inflation. Fitmedia Inc. believes that inflation has not had a material effect on its operations to date.

Income Taxes. Fitmedia Inc. has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since Fitmedia Inc. had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at December 31, 2006 and 2005. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle current tax assets and liabilities on a net basis.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 which will be effective in future periods. Management of the Company has reviewed these changes and does not believe that any of those pronouncements would have significant effect on the Company’s financial statements, measurements or disclosures had they been in effect during 2007, 2006 and 2005, and they do not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

RESULTS OF OPERATIONS

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three-months ended Nov 30, 2007 and Nov 30, 2006. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three-month periods ended Nov 30, 2007 and Nov 30, 2006 and related notes thereto.

FitMedia Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three-month Periods Ended
	November 30,
	2007	2006	Difference
In US$ Thousand	US$	US$	US$
	(Unaudited)	(Unaudited)
Revenues	10,311	7,434	2,878
Cost of Goods Sold	7,791	6,570	1,221
Gross Profit	2,521	864	1,657
Gross Profit Ratio	24%	12%	13%
Repairs and maintenance	142	6	136
Selling, Other A&G Expenses	350	326	24
Total Selling A&G Expenses	492	332	159
Other Income or Expenses	(93)	1	(94)
Interest Incomes	(1)	0	(1)
Interest Expenses	4	381	(378)
Profit Before Income Taxes	2,120	150	1,971
Income Taxes	688	51	637
Net Income	1,433	99	1,334

Revenue

We recorded revenues of $10,311,000 and $7,434,000 for the three months ended November 30, 2007 and 2006, respectively. All revenue (100%) was generated by selling cement products. The consolidated revenues increased $2,878,000 for the three-months period ended November 30, 2007 comparing with the same period in 2006. This result was due primarily to significant cement sales in our geographic area.

Cost of Goods Sold

Our cost of goods sold during the three month period ended November 30, 2007 and 2006 was $7,791,000 and $6,570,000. The increase in cost of goods sold was attributable to the substantial increase of our sales revenue

Gross Profit/ Gross Profit Ratio

Gross profit during for the three month period ended November 30, 2007 and 2006 was $2,521,000 and $864,000, respectively. Consolidated gross profit ratio increased 13% for the three-month period ended Nov 30, 2007 over the same corresponding period in year 2006. The increase was primarily due to the continuously increased market price for cement products in China.

Selling, A& G Expenses

Selling, A&G expenses for the three months ended November 30, 2007 and 2006 were $492,000 and $332,000 respectively. The increase of $159,000 in operating expenses was mainly due to Repairs and maintenance. Repairs and maintenance increased $136,000 this quarter.

Other Income or Expense

Other income or expense for the three months ended November 30, 2007 and 2006 were $(93,000) and $1,000 respectively. The difference of $(94,000) is the other income of $98,000 that the company was reimbursed from the insurance company.

Interest Expenses

The interest expenses for the three months ended November 30, 2007 and 2006 were $4,000 and $381,000 respectively. The decreased interest expense of $378,000 is mainly due to the decreased expenses for the loan of $195,000 from other company & staff, for which the monthly interest rate is between 0.729% to 1.25% . In 2007, the newly increased long-term loan of $13,128,000 from related parties is non-interest bearing.

Liquidity and Capital Resources

Cash used in operating activities for the three month period ended November 30, 2007 and 2006 were $849,220 and $2,031,887 respectively. This result was primarily due to the increase of advances to suppliers.

For the three-month period ended November 30, 2007, cash used in investing activities was $154,088. The use of fund was for the addition of property, plant and equipment in connection with the construction of the second production line in the amount of approximately $131,000. For the same corresponding period in 2006, cash provided in investing activities was $261,901. The receipt of funds was mainly due to the loans from related parties.

For the three-month period ended November 30, 2007 and 2006, cash provided in financing activities were $1,465,012. and $1,912,000 respectively. The receipt of funds was mainly due to the loans from related parties. The loans from related parties are to meet the Company’s need in operation.

Overall, we have funded most of our cash needs from inception through November 30, 2007 with loans from related parties.

On November 30, 2007, we had cash and cash equivalents of $1,189,183 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

ITEM 3. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods. Our Chief Executive Officer and our Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for maintaining our disclosure controls and procedures. Our controls and procedures established by us are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

As of the end of the period covered by this report, the Certifying Officers evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, the Certifying Officers concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings, in which we are involved. In addition, we are not aware of any pending or threatened legal proceedings in which entities affiliated with our officers, directors or beneficial owners are involved.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Share Exchange, as of November 1, 2007, the Company issued to Shouren Zhao 55.000,000 shares of our common stock in a transaction in a transaction intended to be exempt from registration under the Securities Act pursuant to Regulation S thereunder. The consideration for the issuance of the 55,000,000 shares of common stock was the delivery by Shouren Zhao of all of his share capital in Renji Investments to the Company, resulting in Renji Investments becoming a wholly owned subsidiary of the Company, and HK Renji and Anhui Runji becoming indirect wholly owned subsidiaries of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 29 of this Form 10-QSB.

(2)	Reports on Form 8-K filed

a) 8-K filed November 7, 2007 – Completion of Acquisition or Disposition of Assets; Unregistered Sales of Equity Securities; Changes in Control of Registrant; Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers; Change in Shell Company Status; Financial Statements and Exhibits

	b)	8-K filed October 31, 2007 – Entry into a Material Definitive Agreement; Departure of a Director.

	c)	8-K filed October 16, 2007 - Entry into a Material Definitive Agreement

	d)	8-K filed September 11, 2007 – Termination of a Material Definitive Agreement; Entry into a Material Definitive Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

FITMEDIA INC.
Date: January 21, 2008	By: /s/ Shouren Zhao
Shouren Zhao
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
3.2	By-laws of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
31.1	Certification of Chairman and Chief Executive Officer
31.2	Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Shouren Zhao, Chairman and Chief Executive Officer.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Yichun Jiang, Chief Financial Officer and Principal Accounting Officer.