Form 10QSB
period 2008-02-29
Fitmedia Inc.
filed 2008-04-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________to _______________

Commission file number 000-51755

CHINA RUNJI CEMENT INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0533824
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

78,832,064 common shares, par value $0.0001 as at April 14, 2008

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

CHINA RUNJI CEMENT INC.

PART 1 – FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

The consolidated financial statements of China Runji Cement Inc. (the “Company”), included herein were prepared, without audit, pursuant to rules and regulations of the Securities and Exchange Commission. Because certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America were condensed or omitted pursuant to such rules and regulations, these financial statements should be read in conjunction with the August 31, 2007 audited financial statements of Anhui Province Runji Cement Co., Ltd. and the notes thereto as included in the Company’s Current Report on Form 8-K filed on November 7, 2007.

CHINA RUNJI CEMENT INC.

FINANCIAL STATEMENTS

FEBRUARY 29, 2008

CHINA RUNJI CEMENT INC.

INDEX TO FEBRUARY 29, 2008 FINANCIAL STATEMENTS

PAGE
BALANCE SHEET (UNAUDITED)	6
STATEMENTS OF OPERATIONS (UNAUDITED)	7
STATEMENTS OF CASH FLOWS (UNAUDITED)	8
NOTES TO FINANCIAL STATEMENTS	9 - 18

China Runji Cement Inc.
Consolidated Balance Sheets

February 29,
2008
(Unaudited)
Current Assets
Cash and cash equivalents	$ 240,012
Accounts receivable, net (Note 3)	688,681
Advances (Note 5)	8,688,710
Notes receivable	315,213
Due from related parties	67,152
Inventory (Note 4)	2,291,454
Prepaid expenses and other receivables	835,114
Total Current Assets	13,126,336
Property, plant and equipment, net (Note 6)	33,469,616
Intangible Assets & Deferred Charges (Note 7)	2,930,384
Total Assets	$ 49,526,336
Current Liabilities
Payables and accrued liabilities (Note 8)	$ 6,593,179
Customer deposit	133,933
Short-term loans (Note 9)	421,941
Taxes payable	1,976,834
Wages payable	276,679
Total Current Liabilities	9,402,566
Due to Related Parties (L/T) (Note 10)	23,676,471
Total Liabilities	33,079,037
Commitments and Contingencies (Note 11)
Owners' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-
Common Stock (Common Stock: 80,000,000 shares authorized,
$0.0001 par value 78,832,064 shares issued and outstanding)	7,883
Additional paid in capital	12,327,315
Accumulated other comprehensive income	1,707,556
Retained (unrestricted) earnings	2,404,546
Total owners' equity	16,447,300
Total Liabilities and Owners' Equity	$ 49,526,337

The accompanying notes are an integral part of these financial statements.

China Runji Cement Inc.
Consolidated Statements of Operations

	For the Three Months Period		For the Six Months Period Ended
	February 29,		February 29,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ 5,908,827	$ 6,837,752	$ 16,220,113	$ 14,271,413
Cost of goods sold	4,973,977	5,986,323	12,764,571	12,555,917
Gross Profit	934,850	851,429	3,455,542	1,715,496
Operating Costs and Expenses:
Selling expenses	24,131	39,040	40,441	192,425
A&G expenses:	398,922	275,967	852,971	446,462
Depreciation of property, plant and equipment	21,921	47,480	43,087	55,740
Total operating costs and expenses	444,974	362,487	936,499	694,627
Income From Operations	489,876	488,942	2,519,043	1,020,869
Interest income	(18)		(1,431)
Interest expenses	21,901	241,538	25,595	622,860
Reversal of allowance for doubtful accounts	(209,537)		(209,537)
Other (income) expenses	(11,311)	1,089	(104,725)	1,932
Income Before Income Taxes	688,841	246,315	2,809,141	396,077
Income taxes	(163,486)	79,796	524,198	130,705
Net Income	$ 852,327	$ 166,519	$ 2,284,943	$ 265,372
Other Comprehensive Income
Foreign currency translation adjustment	590,299	146,868	915,942	351,174
Comprehensive Income	$ 1,442,626	$ 313,387	$ 3,200,885	$ 616,546
Earnings Per Share, Basic and Diluted	$ 0.01	$ -	$ 0.03	$ -
Weighted Average Shares Outstanding	78,832,064	73,500,000	77,044,944	73,500,000

The accompanying notes are an integral part of these financial statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
	For the Six Months Period Ended
	February 29,
	2008	2007
	(Unaudited)	(Unaudited)
Operating activities
Net income	$ 2,284,943	$ 265,372
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Reversal of allowance of doubtful accounts	(209,537)	-
Depreciation, expesne and cost	1,299,670	1,492,475
Changes in operating assets and liabilities:
Accounts receivable, net	2,638,811	(247,441)
Notes receivable	268,552	(363,002)
Advances to suppliers	(4,685,990)	(365,970)
Prepaid expenses and other receivables	(34,159)	232,693
Inventory	(592,875)	(761,886)
Accounts payable and accrued liabilities	(507,849)	1,620,539
Customer Deposit	(619,360)	706,879
Tax payable	658,045	147,036
Wages payable	63,697	(21,706)
Net cash provided by (used in) operating activities	563,948	2,704,989
Investing activities
Loan to related parties	15,267	(393,921)
Property, plant and equipment additions	(1,744,656)	(12,786,608)
Net cash provided by (used in) investing activities	(1,729,389)	(13,180,529)
Financing activities
Short term loan proceeds	-	1,557,214
Paydown of short term loan	(1,166,247)	-
Long-term Loans Payable	-	-
Loan from related parties	2,148,486	9,060,223
Paydown of short loan from related parties	(3,309)
Capital distribution	(12,889)	-
Net cash provided by (used in) financing activities	966,041	10,617,437
Effect of exchange rate changes on cash and cash equivalents	(961,067)	161,133
Increase (decrease) in cash and cash equivalents	(1,160,467)	303,030
Cash and cash equivalents, beginning of year	1,400,479	62,704
Cash and cash equivalents, end of year	$ 240,012	$ 365,734
Supplemental Disclosures
Interest Paid	$ 46,411	$ 447,956
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated as FitMedia Inc. (“FitMedia” or “the Company”) on August 30, 2004 under the laws of the State of Delaware.

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

Presently, Anhui Runji’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of our total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in Anhui and Jiangsu. To reflect its business and business plan, the Company changed its name from “Fitmedia Inc.” to “China Runji Cement Inc.”.

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position, results of operations and cash flows as at February 29, 2008, and February 29, 2007, have been included. Readers of these financial statements should note that the interim results for the six months period ended February 28, 2008, are not necessarily indicative of the results that may be expected for the fiscal year as a whole.

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

New Accounting Pronouncement

On December 4, 2007, the FASB issued SFAS No.141R, Business Combinations (SFAS No. 141R). SFAS No. 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed, establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to expand disclosures about the nature and financial effect of the business combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact of the adoption of SFAS No. 141R on our consolidated financial statements and footnote disclosures.

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures.

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

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible The allowances for doubtful accounts totaled $28,129 at February 29, 2008.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

building manufacturing machinery & equipment electronic equipment & automobiles office equipment	20 years 8 years 5 years 5 years

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

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at February 29, 2008.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received. The Company received a government incentive of RMB 14,949,314 for the year ended August 31, 2005, in the form of a reduction in the cost of land use rights. No such items have been received for the year ended August 31, 2006 and 2007 and six months ended February 29, 2008.

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

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
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

NOTE 3 – ACCOUNTS RECEIVABLE & NOTES RECEIVABLE

29-Feb-08
Notes Receivable	$ 315,213
Accounts Receivable –Trade	$ 716,810
Allowance for Doubtful Accounts	(28,129)
$ 688,681

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 4 – INVENTORY

Inventory consists of the following:
29-Feb-08
Raw Materials	$ 409,404
Packaging Materials	47,318
Semi-Finished Goods	404,086
Finished Goods	1,038,742
Supplies	391,904
$ 2,291,454

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:
29-Feb-08
Advances	$ 8,688,710

Advances to suppliers represents amounts prepaid for Construction in Progress. The advances are applied against amounts due the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

29-Feb-08
Building - Cost	$ 19,904,734
Building - Accumulated Depr	-1,533,992
Building - Net	18,370,742
Equipment & Machinery - Cost	18,010,092
Equipment & Machinery - Accumulated Depr	-4,547,238
Equipment & Machinery - Net	13,462,854
Automobiles - Cost	246,026
Automobiles – Accumulated Depr	-68,943
Automobiles - Net	177,083

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT (CONTINUED)

Property, plant and equipment consist of the following (continued):

Other Equipment - Cost	11,177
Other Equipment - Accumulated Depr	-742
Other Equipment - Net	10,435
Computer Equipment - Cost	19,134
Computer Equipment - Accumulated Depr	-4,466
Computer Equipment - Net	14,668
Total Fixed Assets - Net	$ 32,035,782
Construction in progress	1,433,834
$ 33,469,616

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

29-Feb-08
Mineral rights-Limestone	$ 2,646,300
Mineral rights-Sandstone	284,085
$ 2,930,384

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:
29-Feb-08
Accounts payable	$ 4,388,474
Other Payables	2,196,091
Accrued liabilities	8,614
Payables and accrued liabilities	$ 6,593,179

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 9 – SHORT TERM LOANS

Short term loans consist of
29-Feb-08
Loan from Zhongxin Bank	$ 421,941
$ 421,941

The details for the Company’s bank loan are as follows

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)
					Six-months period ended Feb. 29,
					Interest	Interest
					2007	2008
Zhongxing Bank	421,941	2007-12-27	2008-12-26	1.038%		25,595
Total						$ 25,595

NOTE 10 –DUE TO RELATED PARTIES (L/T)

(a)	Names and relationship of related parties

Existing relationships with the Company
Nanjin Hongren	A company controlled by shareholder
Nanjin Runji	A company controlled by shareholder
Zhao, Shouren	shareholder & president & CEO of the Company
Yang, Xuanjun	shareholder of the Company

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 10 –DUE TO RELATED PARTIES (L/T) (CONTINUED)

(b)Due to Other Related Parties (L/T) consists of the following:

29-Feb-08
Due to related party - L/T - Nanjin Hongren	$ 15,185,332
Due to related party - L/T - Nanjin Runji	6,865,288
Due to related party - L/T - Zhao, Shouren	605,988
Due to related party - L/T - Yang, Xuanjun	1,019,863
$ 23,676,471

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

NOTE 12 – INCOME TAXES

The Company ‘s Enterprise Income Tax (“EIT”) rate of 33%,

Six months ended 29-Feb-08
Income
Taxes	$ 524,198

China Runji Cement Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD FROM SEPTEMBER 1, 2007 TO FEBRUARY 29, 2008
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(UNAUDITED)

NOTE 13 – SEGMENT INFORMATION

The Company operates in major one industry segment – research, development, manufacture, marketing and sales of cement products. Substantially all of the Company’s identifiable assets and operations at Feb 29, 2008 and Feb 28, 2007 were located in the PRC.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

As used herein the terms "we", "us", "our," the “Issuer,” and the "Company" means, China Runji Cement Inc., a Delaware corporation.

GENERAL DESCRIPTION OF BUSINESS

Introduction

The Issuer was incorporated as Fitmedia Inc., a Delaware corporation, on August 30, 2004. It was a development stage company.

In October, 2007, the management of the Issuer determined that it was in the best interests of the stockholders of the Issuer to agree to enter into a share exchange (the “Share Exchange”) and acquire Anhui Province Runji Cement Co., Ltd. (“Anhui Runji”), a Chinese company that is engaged in the business of distributing cement across several provinces in mainland China. As part of the reverse merger, the Issuer has ceased engaging in the health and fitness business that Fitmedia Inc. was engaged in.

As a result of the Share Exchange, Anhui Runji became an indirect wholly-owned subsidiary of the Issuer, and the Issuer succeeded to the business of Anhui Runji, which is a leading cement production and distribution company in mainland China. Using low cost production techniques, while building a strong brand image, Anhui Runji is a strong competitor in the central China cement market. To reflect its business and business plan, the Issuer changed its name from “Fitmedia Inc.” to “China Runji Cement Inc.”

Material Terms and Conditions of the Share Exchange Agreement

On October 9, 2007, the Issuer entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among the Issuer, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Zhao Shou Ren, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Ren”); Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”). For purposes of the Exchange Agreement, Ren is referred to therein as the “Ren Shareholder,” and Renji Investment, HK Renji and Anhui Runji are referred to therein as the “Renji Subsidiaries.” Upon closing of the Share Exchange contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to the Issuer in exchange for an aggregate of 55,000,000 shares of common stock of the Issuer, thus causing the Renji Subsidiaries to become a direct and indirect wholly-owned subsidiaries of the Issuer.

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

Anhui Runji’s Business Plan

Anhui Runji has completed the construction of its first cement production line with daily production of 2,500 tons, or one million tons per year. In August 2007, Anhui Runji started to build up its second cement production line with daily production capacity of 2,500 tons, or one million tons per year. The second cement production line is estimated to be completed in August 2008 and put into production in October 2008. At that time, the annual cement production capacity of Anhui Runji will be over two million tons.

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

Summary of the Operations of Anhui Runji

Anhui Province Runji Cement Co., Ltd. is a private company located in Anhui Province in China, established in December 2003 with registered capital of RMB 60 million. The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PO52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement clinker production line with daily production of 2,500 tons and one million tons annually.

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

The Company’s net sales to customers for the three and six months ended February 29, 2008 and February 28, 2007, were $5,908,827 and $6,837,752 and $16,220,113 and $14,271,413 respectively.

The second cement clinker production with daily production of 2,500 tons and one million tons annually is under construction, which is estimated to be completed in August 2008. In 2009, the Company plans to construct an additional cement product line with daily production of 5,000 tons and two million tons annually, which has been approved by China government.

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

The following table shows the selected unaudited condensed consolidated income statement data of the Company and its subsidiaries for the three and six-months ended February 29, 2008 and February 28, 2007. The data should be read in conjunction with the unaudited Condensed Consolidated Financial Statements of the Company for the three and six-month periods ended February 29, 2008 and February 28, 2007 and related notes thereto.

China Runji Cement Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended		Six Months Ended
		February 29, 2008
	2008	2007	2008	2007
	US$	US$	US$	US$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$5,908,827	$6,837,752	$16,220,113	$14,271,413
Cost of Goods Sold	4,973,977	5,986,323	12,764,571	12,555,917
Gross Profit	934,950	851,429	3,455,542	1,715,496
Gross Profit Ratio	15.8%	12.5%	21.3%	12.0%
Total Operating Costs and Expenses	444,974	362,487	936,499	694,627
Other (Income) Expenses	(11,311)	1,089	(104,725)	1,932
Interest Income	(18)	0	(1,431)	0
Interest Expenses	21,901	241,538	25,595	622,860
Income Before Income Taxes	688,841	246,315	2,809,141	396,077
Income Taxes	(163,486)	79,796	524,198	130,705
Net Income	852,327	166,519	2,284,943	265,372

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007.

Revenue

We recorded revenues of $5,908,827 and $6,837,752 for the three months ended February 29, 2008 and February 28, 2007, respectively. All revenue (100%) was generated by selling cement products. The consolidated revenues decreased $928,925 for the three-month period ended February 29, 2008 compared with the same period in 2007. This result was due primarily to a slight decrease in cement sales in our geographic area because of the nationwide snow storm influence in China from January to February in 2008.

Cost of Goods Sold

Our cost of goods sold during the three month period ended February 29, 2008 and February 28, 2007 was $4,973,977 and $5,986,323. The decrease in cost of goods sold was attributable to the decrease in our sales revenue.

Gross Profit/ Gross Profit Ratio

Gross profit during for the three month period ended February 29, 2008 and February 28, 2007 was $934,850 and $851,429, respectively. Consolidated gross profit ratio increased 26.4% for the three-month period ended February 29, 2008 over the same corresponding period in year 2007. The increase was primarily due to increased market price for cement products in China and to a decrease in cost of goods sold, which reflected lower raw material costs.

Operating Costs and Expenses

Total operating costs and expenses for the three months ended February 29, 2008 and February 28, 2007 were $444,974 and $362,487 respectively. The increase of $106,618 in operating expenses was mainly due to increased administrative and general expenses. Administrative and general expenses increased $122,955 this quarter over the same period last year.

Interest Expenses

The interest expenses for the three months ended February 29, 2008 and February 28, 2007 were $21,901 and $241,538 respectively. The decreased interest expense of $219,637 is mainly due to the decreased expenses for our shareholder loans.

Other (Income) Expenses

Other (income) expenses for the three months ended February 29, 2008 and February 28, 2007 were $(11,311) and $1,089 respectively. The difference of $(10,222) mainly results from reversal of allowance for doubtful accounts in 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDING FEBRUARY 29, 2008 AND FEBRUARY 28, 2007.

Revenue

We recorded revenues of $16,220,113 and $14,271,413 for the six months ended February 29, 2008 and February 28, 2007, respectively. All revenue (100%) was generated by selling cement products. The consolidated revenues increased $1,948,700 for the six months period ended February 29, 2008 comparing with the same period in 2007. This result was due primarily to increased cement sales in our geographic area and fully operational production capability in the first four months.

Cost of Goods Sold

Our cost of goods sold during the six month period ended February 29, 2008 and February 28, 2007 was $12,764,571 and $12,555,917. The increase in cost of goods sold was attributable to the increase of our sales revenue.

Gross Profit/ Gross Profit Ratio

Gross profit during for the six month period ended February 29, 2008 and February 28, 2007 was $3,455,542 and $1,715,496, respectively. Consolidated gross profit ratio increased 77.5% for the six month period ended February 29, 2008 over the same corresponding period in year 2007. The increase was primarily due to the increased market price for cement products in China and our increase in sales revenue.

Operating Costs and Expenses

Total operating costs and expenses for the six months ended February 29, 2008 and February 28, 2007 were $936,499 and $694,627 respectively. The increase of $241,872 in operating expenses compared to the 2007 six month period was mainly due to administrative and general expenses.

Interest Expenses

The interest expenses for the six months ended February 29, 2008 and February 28, 2007 were $25,595 and $622,860 respectively. The decreased interest expense of 597,265 is mainly due to the decreased interest expenses for our shareholder loans.

Other (Income) Expenses

Other (income) expenses for the six months ended February 29, 2008 and February 28, 2007 were $(104,725) and $1,932 respectively. The difference of $(102,793) mainly results from reversal of allowance for doubtful accounts in 2008.

Liquidity and Capital Resources

Net cash flows provided (used) in operating activities for the six month period ended February 29, 2008 and February 28, 2007 were $563,948 and $2,704,989. This result was primarily due to the increase in advances to suppliers.

Net cash flows provided (used) used in investing activities for the six months ending February 29, 2008 and February 28, 2007 were $(1,729,389) and $(13,180,529). The difference of $11,451,140 in cash outflow for the six months ending February 29, 2008 was due to decreased investing in property, plant and equipment additions for the period in connection with the construction of the second production line.

Net cash flows provided (used) used financing activities for the six months ending February 29, 2008 and February 28, 2007 were $966,041 and $10,617,437. The difference of $9,651,396 in cash inflow for the six months ending February 29, 2008 was due to decreased proceeds from loan of related parties

Overall, we have funded most of our cash needs from inception through February 29, 2008 with loans from related parties.

On February 29, 2008, we had cash and cash equivalents of $240,012 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the Company’s financial condition presented in this section are based upon the unaudited consolidated financial statements of China Runji Cement Inc., which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements China Runji Cement Inc. is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, China Runji Cement Inc. evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. China Runji Cement Inc. bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” China Runji Cement Inc. identified the most critical accounting principals upon which its financial status depends. China Runji Cement Inc. determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. China Runji Cement Inc. presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. China Runji Cement Inc. recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. China Runji Cement Inc.’ sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of China Runji Cement Inc.’ products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of China Runji Cement Inc.’ products that are sold in the China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by China Runji Cement Inc. on raw materials and other materials included in the cost of producing their finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. China Runji Cement Inc.’ business operations are conducted in the People's Republic of China. During the normal course of business, China Runji Cement Inc. extends unsecured credit to its customers. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. China Runji Cement Inc. reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Off-Balance Sheet Arrangements. China Runji Cement Inc. has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. China Runji Cement Inc. has not entered into any derivative contracts that are indexed to China Runji Cement Inc.’s shares and classified as shareholder’s equity or that are not reflected in China Runji Cement Inc.’s financial statements. Furthermore, China Runji Cement Inc. does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. China Runji Cement Inc. does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with China Runji Cement Inc.

Inflation. China Runji Cement Inc. believes that inflation has not had a material effect on its operations to date.

Income Taxes. China Runji Cement Inc. has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since China Runji Cement Inc. had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at December 31, 2006 and 2005. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for the Company beginning September 1, 2008 and will apply prospectively to business combinations completed on or after that date. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after August 31, 2008.

In December 2007, the FASB issued SFAS No. 160, Non Controlling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests.

Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parents’ equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for the Company beginning September 1, 2008 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial statements.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page __ of this Form 10-QSB.

(2)	a) 8-K filed December 14, 2007 – Change in Accountants
b) 8-K filed December 5, 2007 – Change in Fiscal Year

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA RUNJI CEMENT INC.
Date: April 14, 2008	By: /s/ Shouren Zhao
Shouren Zhao
Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
3.2	By-laws of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
31.1	Certification of Chairman and Chief Executive Officer
31.2	Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Shouren Zhao, Chairman and Chief Executive Officer.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Yichun Jiang, Chief Financial Officer and Principal Accounting Officer.