Form 10QSB
period 2008-05-31
China Runji Cement Inc.
filed 2008-07-11
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
78,832,064 common shares, par value $0.0001 as at May 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

CHINA RUNJI CEMENT INC.

CHINA RUNJI CEMENT INC.

CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2008

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

CHINA RUNJI CEMENT INC.

INDEX TO MAY 31, 2008 CONSOLIDATED FINANCIAL STATEMENTS

PAGE

CONSOLIDATED BALANCE SHEETS (UNAUDITED)	4

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)	5

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	7 - 13

China Runji Cement Inc.
Consolidated Balance Sheets
(Unaudited)

May 31,
2008

ASSETS
Current Assets
Cash and cash equivalents	$2,174,858
Accounts receivable, net (Note 3)	2,018,979
Notes receivable	727,666
Due from related parties	67,472
Inventory (Note 4)	1,595,520
Prepaid expenses and other receivables	894,375
Total Current Assets	7,478,870

Advances (Note 5)	11,428,860
Property, plant and equipment, net (Note 6)	38,272,035
Intangible assets and deferred charges (Note 7)	2,944,119
Total Assets	$60,123,884

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Payables and accrued liabilities (Note 8)	$7,569,741
Customer deposit	542,417
Short-term loans (Note 9)	432,277
Due to related parties - short-term (Note 10)	1,541,744
Taxes payable	1,603,588
Wages payable	348,287
Total Current Liabilities	12,038,054

Due to related parties – long-term (Note 10)	28,466,096
Total Liabilities	40,504,150

Shareholders' Equity
Preferred stock: $0.0001 par value, 20,000,000 shares
authorized, none shares issued and outstanding	-
Common stock: $0.0001 par value, 80,000,000 shares
authorized, 78,832,064 shares issued and outstanding	7,883
Additional paid-in capital	12,327,102
Accumulated other comprehensive income	2,190,430
Retained earnings	5,094,319
Total shareholders' equity	19,619,734
Total Liabilities and Shareholders' Equity	$60,123,884

The accompanying notes are an integral part of these consolidated financial statements.

China Runji Cement Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 31,		May 31,
	2008	2007	2008	2007

Revenues	$11,681,719	$5,809,506	$27,901,832	$20,080,919
Cost of goods sold	8,819,531	5,515,764	21,584,102	18,071,681
Gross Profit	2,862,188	293,742	6,317,730	2,009,238

Operating Expenses
Selling expenses	30,697	30,174	72,421	222,599
General and administrative expenses	375,996	322,661	1,019,430	769,123
Depreciation expense	26,572	17,166	69,659	72,906
Total operating expenses	433,265	370,001	1,161,510	1,064,628
Income (Loss) from Operations	2,428,923	(76,259)	5,156,220	944,610

Other Income (Expenses)
Interest income	1,051	340	2,482	340
Interest expense	(12,620)	(3,544)	(38,215)	(626,404)
Other income	1,307,788	75,052	1,412,513	73,120

Income (Loss) Before Taxes	3,725,142	(4,411)	6,533,000	391,666
Income taxes	1,035,368	(1,962)	1,559,566	128,743

Net Income (Loss)	2,689,774	(2,449)	4,973,434	262,923

Other Comprehensive Income
Foreign currency translation adjustment	482,874	143,440	1,398,816	494,614
Comprehensive Income	3,172,648	140,991	$6,372,250	757,537

Earnings Per Share, Basic and Diluted	$0.03		$0.07

Weighted Average Shares Outstanding	78,832,064		71,031,033

The accompanying notes are an integral part of these consolidated financial statements.

China Runji Cement, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	May 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,973,434	$262,923
Adjustments to reconcile net income to net cash
provided by operating activities:
Bad debt expense (recovery)	(172,409)	25,864
Depreciation expense	2,477,452	2,218,894
Changes in operating assets and liabilities:
Accounts receivable	1,480,922	(972,139)
Notes receivable	(143,901)	-
Prepaid expenses and other receivables	(93,420)	1,909,210
Inventory	103,059	315,710
Accounts payable and accrued liabilities	468,713	(36,315)
Customer deposits	(210,876)	379,219
Taxes payable	284,799	300,290
Wages payable	135,305	76,759
Net cash provided by operating activities	9,303,078	4,480,415

Cash flows from investing activities
Advances to suppliers	(7,426,140)	(148,222)
Collection of loans to related parties	14,947	527,268
Cash paid for intangible assets and deferred expenses	(136,532)	(2,747,827)
Cash paid for property, plant and equipment	(9,688,605)	(14,037,696)
Net cash used in investing activities	(17,236,330)	(16,406,477)

Cash flows from financing activities
Proceeds from issuance of debt	-	1,510,210
Payments on debt	(1,155,911)	-
Proceeds from related party loans	8,476,546	10,529,281
Other	(11,820)	-
Net cash provided by financing activities	7,308,815	12,039,491

Effect of exchange rate changes on cash and cash equivalents	1,398,816	494,614

Net increase in cash and cash equivalents	774,379	608,043
Cash and cash equivalents, beginning of year	1,400,479	62,704
Cash and cash equivalents, end of year	$2,174,858	$670,747

Supplemental Disclosures
Interest paid	$29,482	$626,404
Income taxes paid	1,431,995	128,743

The accompanying notes are an integral part of these consolidated financial statements.

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated as Fitmedia Inc., a Delaware corporation, on August 30, 2004.

On October 9, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among FitMedia, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Shouren Zhao, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Ren”); Ren Ji Cement Investment Company, Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company, Limited; Ren Ji Cement Company, Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”). For purposes of the Exchange Agreement, Mr. Zhao is referred to therein as the “Ren Shareholder, “ and Renji Investment, HK Renji and Anhui Runji are referred to therein as the “Renji Subsidiaries.” Upon closing of the share exchange transaction (the “Share Exchange”) contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to the Registrant in exchange for an aggregate of 55,000,000 shares of common stock of the Registrant, thus causing the Renji Subsidiaries to become a direct and indirect wholly-owned subsidiaries of the Registrant. In addition, on November 1, 2007, Shouren Zhao purchased 18,500,000 shares of our common stock from our President, Timothy J. Crottey, for $540,000 in cash.  After the closings, Shouren Zhao became the CEO and President of FitMedia, and Yichun Jiang became the Chief Financial Officer.  Mr. Zhao is also the Chairman and CEO of Anhui Province Runji Cement Co. Ltd.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of China Runji Cement have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with August 31, 2007 audited financial statements of Anhui Province Runji Cement Co., Ltd. and the notes thereto as included in the Company’s Current Report on Form 8-K filed on November 7, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in China Runji’s June 30, 2007 annual financial statements have been omitted.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company, Limited (a Hong Kong corporation) and Anhui Province Runji Cement Co., Ltd. (a PRC corporation). Intercompany transactions have been eliminated in consolidation.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160). SFAS No. 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures. In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements,” which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. In November 2007, the FASB deferred the effective date of SFAS 157 for non-financial assets and liabilities until fiscal years and interim periods beginning after November 15, 2008. The provisions of SFAS 157 will be applied prospectively. We do not believe the adoption of SFAS 157 would have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 allows companies to choose to measure financial instruments and certain other financial assets and financial liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the adoption of SFAS 159 would have a material impact on the Company’s consolidated financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash on deposit with various financial institutions in the PRC, and all highly-liquid investments with original maturities of three months or less at the time of purchase.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectibility of receivables and the Company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, with an estimated 5% salvage value of original cost, over the estimated useful lives of the assets as follows:

Buildings	20 years
Manufacturing machinery & equipment	8 years
Electronic equipment & automobiles	5 years
Office equipment	5 years

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

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at May 31, 2008.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received. The Company received a government incentive of $2,135,616 (or RMB 14,949,314) for the year ended August 31, 2005, in the form of a reduction in the cost of land use rights. The Company is entitled to receive a treasury subsidy of the local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is jointly promulgated on Oct 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first 3 years of tax payable to the local government by the Company after it commenced production will be refunded to the Company for the purpose of increasing production. The application of the Company was approved.

In February 2008, Han Shan county government refunded to the Company a treasury subsidy for the year 2005 - 2006 which totaled $469,322. A total of $820,589 Government subsidy is still in process.

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

Concentration of Credit Risk

The Company maintains cash balances at various financial institutions in the PRC, which do not provide insurance for amounts on deposit.

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

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 – ACCOUNTS RECEIVABLE

May 31, 2008

Accounts Receivable –Trade	$2,077,441
Allowance for Doubtful Accounts	(58,462)
$2,018,979

NOTE 4 – INVENTORY

Inventory consists of the following:

May 31, 2008

Raw Materials	$728,526
Packaging Materials	67,782
Semi-Finished Goods	164,333
Finished Goods	634,879
$1,595,520

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers represent amounts prepaid for Construction in Progress. The advances are applied against amounts due the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

May 31, 2008

Buildings – Cost	$21,987,314
Buildings - Accumulated Depr	(1,815,110)
Buildings – Net	20,172,204

Equipment & Machinery – Cost	18,462,789
Equipment & Machinery – Accumulated Depr	(5,097,580)
Equipment & Machinery – Net	13,365,209

Automobiles – Cost	252,053
Automobiles – Accumulated Depr	(82,604)
Automobiles – Net	169,449

Other Equipment – Cost	11,451
Other Equipment - Accumulated Depr	(1,102)
Other Equipment – Net	10,349

Computer Equipment – Cost	19,602
Computer Equipment - Accumulated Depr	(5,506)
Computer Equipment – Net	14,096
Total Fixed Assets - Net	33,731,307

Construction in progress	4,540,728
$38,272,035

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

May 31, 2008

Mineral rights-Limestone	$2,687,616
Mineral rights-Sandstone	256,503
$2,944,119

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

May 31, 2008

Accounts payable	$5,350,622
Other Payables	2,209,995
Accrued liabilities	9,124
$7,569,741

NOTE 9 – SHORT TERM LOANS

This loan was from Zhongxing Bank and was dated December 27, 2007, matures on December 26, 2008 and bears an interest rate of 1.038% per month. During the nine months ended May 31, 2008, interest expense related to this loan totaled $22,435.

NOTE 10 – RELATED PARTY TRANSACTIONS

(a)           Names and relationship of related parties:

Name	Existing relationship with the Company

Nanjin Hongren	A company controlled by a shareholder

Nanjin Runji	A company controlled by a shareholder

Shouren Zhao	Shareholder, president & CEO of the Company

Xuanjun Yang	Shareholder of the Company

(b)           Due to Related Parties - short-term consists of $1,541,744 due to Shouren Zhao and Xuanjun Yang.

These are shareholder short-term loans in Hong Kong Renji are used in the merger and acquisition of the shares of Anhui Runji’s shareholders, Mr. Shouren Zhao and Mr. Xuanjun Yang. The loan bears no stated interest rate or maturity date and is deemed payable on demand.

China Runji Cement Inc.
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

(c)           Due to Other Related Parties - long-term consists of the following:

May 31, 2008

Due to related party - L/T - Nanjin Hongren	$19,774,166
Due to related party - L/T - Nanjin Runji	7,033,458
Due to related party - L/T - Shouren Zhao	613,627
Due to related party - L/T - Xuanjun Yang	1,044,845
$28,466,096

The above amounts due to related parties represent loans payable that are unsecured and non-interest bearing. The loans are due two years after May 31, 2008 and are used to meet the Company’s operating needs.

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

NOTE 12 – INCOME TAXES

The Company‘s Enterprise Income Tax (“EIT”) rate is 25%. The income taxes for the nine months ended May 31, 2008 was $1,559,566.

NOTE 13 - OPERATING RISK

The Company operates in the research, development, manufacturing, marketing and sales of cement products industry.  Substantially all of the Company’s identifiable assets and operations at May 31, 2008 and May 31, 2007 were located in the PRC.

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

In October, 2007, the management of the Issuer determined that it was in the best interests of the stockholders of the Issuer to agree to enter into a share exchange (the “Share Exchange”) and acquire Anhui Province Runji Cement Co., Ltd. (“Anhui Runji”), a Chinese company that is engaged in the business of distributing cement across several provinces in the People’s Republic of China. As part of the reverse merger, the Issuer has ceased engaging in the health and fitness business that Fitmedia Inc. was once engaged in.

As a result of the Share Exchange, Anhui Runji became an indirect wholly-owned subsidiary of the Issuer, and the Issuer succeeded to the business of Anhui Runji, which is a leading cement production and distribution company in the People’s Republic of China.  Using low cost production techniques, while building a strong brand image, Anhui Runji has a strong competitive edge in the central China cement market.  To reflect its business and business plan, the Issuer changed its name from “Fitmedia Inc.” to “China Runji Cement Inc.”

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

On October 9, 2007, the Issuer entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Issuer, Crottey, and the Ren Shareholder, pursuant to which the Ren Shareholder, as Purchaser, at closing on November 1, 2007, acquired 18,500,000 shares (the “Stock Purchase”) of common stock of the Issuer from Crottey for $540,000.

In addition, pursuant to the terms and conditions of the Exchange Agreement:

•
Demand and piggy-back registration rights were granted to the Ren Shareholder with respect to shares of the Company’s restricted common stock to be acquired by him at closing in a Regulation S offering.

•
On the Closing Date, the current officers of the Registrant resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of the Issuer, notably Zhao Shou Ren, as Chairman, CEO and President and Jiang Yi Chun as CFO.

•
On the Closing Date, Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as director of the Issuer, notably Bi Li Ming and Yang Xuan Jun.

•	On the Closing Date, the Issuer paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
•	As of the Closing, the parties consummated the transactions contemplated by the Stock Purchase Agreement.

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

After completing the construction of these production lines, the Company will be capable of a daily cement production capacity of 15,000 tons and yearly cement production capacity of 6 million tons, thus becoming a large cement plant in China. The market share of the Company will be estimated to be over 80% in the market area surrounding the Company in a radius of 150 kilometers from the production facilities.

Summary of the Operations of Anhui Runji

Anhui Province Runji Cement Co., Ltd. is a private company located in Anhui Province in China, established in December 2003 with registered capital of RMB 60 million.  The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PII52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement clinker production line with daily production of 2,500 tons and one million tons annually.

The Company obtained its production license in 2005. Presently, the Company focuses production on Runji Brand P.II52.5, P.O42.5, P.O32.5 and P.C32.5 cements.  P.II52.5 is a high grade, high strength cement that is made in the Anhui and Jiangsu Provinces and the region of north of the Changjiang River and is used in large architectural projects. The Company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006.  In addition, the Company passed the national GB/T 19001-2000 standard authentication.

Presently, the Company’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of its total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in the Anhui and Jiangsu Provinces.

The Company’s net sales to customers for the three and nine months ended May 31, 2008 and May 31, 2007, were $11,681,719 and $5,809,506, and $27,901,832 and $20,080,919 respectively.

The second cement clinker production with daily production of 2,500 tons and one million tons annually is under construction, which is estimated to be completed in August 2008. In 2009, the Company plans to construct additional cement product line with daily production of 5,000 tons and two million tons annually, which has been approved by China government.

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MAY 31, 2007 AND 2008.

Revenues

We generated all of our revenue by selling primarily cement products. Revenues increased by $5,872,213 or 101% to $11,681,719 for the three months ended May 31, 2008 from $5,809,506 for the same corresponding period in 2007.  The increase is primarily the result of increased sales volume especially PO42.5 cement; and also due to increased retail price for cement products.

Of the $11,681,719 in revenue for the three months ended May 31, 2008, approximately $8,435,168 (or 72%) was generated from sales of PO42.5 cement, and $453,022 (or 4%) from the stronger and more durable PII52.5 cement.

Cost of Goods Sold

Our cost of goods sold for the three months ended May 31, 2008 was $8,819,531, compared to $5,515,764 for the same corresponding period in 2007, an increase of $3,303,767 or approximately 60%. The increase was attributed to the increase in our sales revenue and increase in the cost of purchasing raw materials.

Gross Profit

Our gross profit increased by $2,568,446 or approximately 874% to  $2,862,188 for the three months ended May 31, 2008 from $293,742 for the same period in 2007. The increase was primarily due to the increase in the retail price of cement products in China. This increase counter balanced the negative effect imposed by the increase in raw material costs. We are able to transfer the costs of raw materials to our customers by increasing the retail price of cement, which is subsequently accepted by the market.

Operating Expenses

Total operating expenses for the three months ended May 31, 2008 was $433,265, compared to $370,001 for the same period in 2007, an increase of $63,264 or approximately 17%. The increase was mainly the result of the increased costs associated with the increase in revenue.

Interest Expenses

Our interest expense for the three months ended May 31, 2008 and May 31, 2007 was $12,620 and $3,544, respectively. The increased interest expense of $9,076 was due mainly to the increase in short-term loans.

Other Income

Other income was $1,307,788 for the three months ended May 31, 2008, compared to $75,052 for the same period in 2007, an increase of $1,232,736 or approximately 1,643%. The increase in other income was mainly the result of a tax refund from the Chinese government in 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED MAY 31, 2007 AND 2008.

Revenues

We recorded revenue of $27,901,832 for the nine months ended May 31, 2008, compared to $20,080,919 for the same period in 2007, an increase of $7,820,913, or 39%. This was due primarily to increased cement sales in our geographic area and increased market price of our cement products.

Cost of Goods Sold

Our cost of goods sold during the nine months ended May 31, 2008 and May 31, 2007 was $21,584,102 and $18,071,681, respectively.  The increase in cost of goods sold was attributable to the increase of our sales revenue and the increase of raw material costs.

Gross Profit

Gross profit during the nine months ended May 31, 2008 and May 31, 2007 was $6,317,730 and $2,009,238, respectively. The gross profit ratio increased 214% for the nine months ended May 31, 2008 over the same period in year 2007. The increase was primarily due to the increase in retail price of cement products in China in general, counter balanced by the negative effect imposed by the increase in raw material costs. We are able to transfer the cost of raw materials to our customers by increasing the retail price of cement, which is subsequently accepted by the market.

Operating Expenses

Total operating expenses for the nine months ended May 31, 2008 and May 31, 2007 were $1,161,510 and $1,064,628, respectively.  The increase of $96,882 was due mainly to increased administrative and general expenses.

Interest Expenses

Interest expense for the nine months ended May 31, 2008 and May 31, 2007, was $38,215 and $626,404, respectively. The decrease of $588,189 was due mainly to the decreased interest expenses for our shareholder loans.

Other Income

Other income increased by $1,339,393 to $1,412,513 for the nine months ended May 31, 2008 from  $73,120 for the same period in 2007.  The increase in other income was mainly the result of a tax refund from Chinese government in 2008.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the nine months ended May 31, 2008 and May 31, 2007 were $9,303,078 and $4,480,415, respectively. This was primarily due to depreciation expense, a decrease in accounts receivable and an increase in accounts payable and accrued liabilities.

Net cash flows used in investing activities for the nine months ended May 31, 2008 and May 31, 2007 were $17,236,330 and $16,406,477. This was due mainly to advances made to suppliers and cash paid for intangible assets and deferred charges and property, plant and equipment in connection with the development of the second production line.

Net cash flows provided by financing activities for the nine months ended May 31, 2008 and May 31, 2007 were $7,308,815 and $12,039,491, respectively. This was due mainly proceeds received on related party loans offset by payments made on debt.

Overall, we have funded most of our cash needs from inception through May 31, 2008 with operating activities and loans from related parties.

On May 31, 2008, we had cash and cash equivalents of $2,174,858 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)	Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning at the end of this Form 10-QSB.

(2)	a) 8-K filed May 5, 2008 – Appointment of CFO
b) 8-K filed June 5, 2008 – Change in Auditors
c) 8-K/A filed June 30, 2008 – Change in Auditors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

CHINA RUNJI CEMENT INC.

Date: July 11, 2008	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Articles of Incorporation of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
3.2	By-laws of Fitmedia Inc. (incorporated by reference from Exhibit 3 to Fitmedia’s Registration Statement on Form SB-2 filed with the Commission on May 13, 2005).
31.1	Certification of Chairman and Chief Executive Officer
31.2	Certification of Chief Financial Officer and Principal Accounting Officer
32.1	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Shouren Zhao, Chairman and Chief Executive Officer.
32.2	Statement required by 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, of Yichun Jiang, Chief Financial Officer and Principal Accounting Officer.