Form 10-K
period 2008-08-31
CHINA RUNJI CEMENT INC
filed 2008-12-03
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number 000-51755

CHINA RUNJI CEMENT INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0533824
(State or Other Jurisdiction of Incorporation of Organization)	(I.R.S. Employer Identification No.)

Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China 23181	86-565-4219871
(Address of principal executive offices) (ZIP Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section12 (g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    Accelerated filer    Non-accelerated filer    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes  No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 29, 2008 (computed by reference to the closing price of $0.63 per share as of the last business day of the most recently completed second fiscal quarter): $3,332,740

Number of common shares outstanding at December 1, 2008: 78,832,064

PART I

Item 1.         Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "China Runji" mean China Runji Cement Inc. and all of our subsidiaries, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

China Runji was incorporated as FitMedia Inc., a Delaware company, on August 30, 2004. FitMedia was a development stage company that planned to sell prenatal yoga DVDs through small retail stores and others and it also planned to sell its fitness DVDs through its Internet site www.fitmedia.net.  It completed its prenatal yoga DVD for sale and began marketing it in January 2007.

In October 2007, the management of FitMedia determined that it was in the best interests of the stockholders of FitMedia to agree to a share exchange with Anhui Province Runji Cement Co., Limited, a Chinese company that is engaged in the business of distributing cement across many provinces in mainland China.  As part of the share exchange and reverse merger, FitMedia ceased engaging in the health and fitness business.

On October 9, 2007,  FitMedia entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among FitMedia, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Shouren Zhao, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Zhao”); Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”).  For purposes of the Exchange Agreement, Zhao was referred to as the “Ren Shareholder,” and Renji Investment, HK Renji and Anhui Runji were referred to as the “Renji Subsidiaries.”  Upon closing of the share exchange transaction (the “Share Exchange”) contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to FitMedia in exchange for an aggregate of 55,000,000 shares of common stock of the FitMedia, thus causing the Renji Subsidiaries to become direct and indirect wholly-owned subsidiaries of FitMedia.

On October 9, 2007, FitMedia entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among FitMedia, Crottey, and the Ren Shareholder, pursuant to which the Ren Shareholder, as Purchaser, at closing on November 1, 2007, acquired 18,500,000 shares (the “Stock Purchase”) of common stock of FitMedia from Crottey for $540,000.00.

In addition, pursuant to the terms and conditions of the Exchange Agreement:

•
Demand and piggy-back registration rights were granted to the Ren Shareholder with respect to shares of the Company’s restricted common stock to be acquired by him at closing in a Regulation S offering.

•
On the Closing Date, the current officers of FitMedia resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of FitMedia, notably Shouren Zhao, as Chairman, CEO and President and Yichun Jiang as CFO.

•
On the Closing Date, Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as directors of FitMedia, notably Liming Bi and Xuanjun Yang.

•	On the Closing Date, FitMedia paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
•	As of the Closing, the parties consummated the transactions contemplated by the Stock Purchase Agreement.

On January 8, 2008, FitMedia changed its name to China Runji Cement Inc. and increased its authorized common stock from 80,000,000 shares to 200,000,000 shares.

As a result of the closing of the Share Exchange, China Runji became the owner of a leading cement production and distribution company in mainland China through its ownership of Anhui Runji. Using cost effective production techniques, while building a strong brand image, Anhui Runji is a strong competitor in the central China cement market.

Anhui Runji is a producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations, which was founded in December 2003.  Its initial capital was 60,000,000 RMB and there were two founding shareholders who owned such capital in a ratio of 60 to 40%.  Anhui Runji is located in Xianzong Town, Hanshan County, An Hui Province, where the factory occupies an area of 418 mu, and its limestone mine comprises an area of 1,000 mu.  The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

Description of Business

Anhui Province Runji Cement Co., Limited (www.chinarunji.com), a private company located in Anhui Province in China, was established in December 2003 with registered capital of 60 million RMB.  The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement P.O52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement production line and one cement clinker production line. The production capacity of each line amounts to 2,500 tons per day and one million tons per year.

The Company obtained its production license in 2005. Presently, the Company mainly focuses production on Runji Brand cement P.II52.5, P.O42.5, P.O32.5 P.C32.5 as well as cement clinker.  P.II52.5 is a high grade, high strength cement that is made for Anhui and Jiangsu Provinces and the region north of the Changjiang River and is used in large infrastructure projects. The cement clinker is the semi-finished ingredient of cement, which is able to be processed into different categories of cement products.

The Company produces cement through the advanced dry production process, an energy efficient and environmentally friendly cement production technique, as only 60% of the total output in the region is produced by dry process. The Company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006.  In addition, our Company passed the national GB/T 19001-2000 standard authentication. The Company’s pollution control exceeds the national standard and received “green building material” certification in 2007.

The Company has an abundant supply of high quality raw materials. The Company has obtained a 30 year mining right for 87 million tons of limestone reserve, which can supply two cement clinker production lines with a daily output of 2,500 tons for 40 years.

Presently, the Company is one of the largest cement producers and distributors in the north Changjiang region of Anhui, with a 12% market share within a 100 mile radius of its facility. The Company is the only producer of P.II52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with 70% market share within a 100 miles radius of its facility. The Company’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of our total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in Anhui and Jiangsu.

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Business Plan

•	We plan to raise adequate capital over the next five years for expansion and growth.
•
We have invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons. The newly invested cement clinker production line was put into production in October 2008.

•
We plan to complete the investment of USD$10 million to establish a waste heat power generator system to convert waste heat into electricity in early 2009, which is expected to save about USD$4.6 million per year in electricity costs. After the completion of the generator system, we will significantly improve our margins and reduce reliance on outside power sources.

•
We plan to construct a third production line in late 2009, which will have a daily cement clinker production capacity of 5,000 tons or 1.5 million tons annually. Upon completion, our total cement production capacity will reach 3.6 million tons per year, and cement clinker production will reach 3 million tons per year, controlling 30% of the market share within a 100 miles radius of our production facility.

Growth Strategy

The Company’s vision is to be the leading producer of cement and cement products in An Hui Province as well as surrounding provinces and cities. Management intends to grow the Company’s business by pursuing the following strategies:

    • Grow capacity and capabilities in line with market demand increases
    • Enhance leading-edge technology through continuous innovation, research and study
    • Continue to improve operational efficiencies
    • Build a strong market reputation to foster and capture future growth in China

Sales by Product Category

The Company distributes a number of products, including the types of cement listed below. The sales of these types of cement for the last three years in U.S. Dollars are as follows:

	2006	2007	2008
P.II52.5	447,490.14	1,405,919	2,339,838
P.O42.5	19,721,794.71	22,685,425	30,232,786
P.O32.5	834,80.10	1,868,453	1,746,419
P.C32.5	1,572,053.37	2,608,391	3,186,918
Cement Clinker	1,692,652.50	2,104,286	2,959,771

A brief explanation of each type of cement and its uses follows:

P.II52.5 – high strength and good adaptability. Mainly used on large projects where superior intensity is needed, such as large span bridges and beams.

P.O42.5 – high strength and hardens quickly. Mainly used in normal concrete projects, such as high-rise buildings, roadways, viaducts and airplane runways.

P.O32.5 – has low heat of hydration and good durability. Mainly used in commercial and industrial buildings and low intensity concrete projects.

P.C32.5 –has low heat of hydration and high mineral content. Mainly used in commercial and industrial buildings and low intensity concrete projects.

The Market for Cement

The World Market for Cement

Cement production is a global industry. Estimates indicate that global cement production is increasing approximately 3% every year.  At present, worldwide cement production is approximately 2.2 billion tons, with China accounting for up to 44% of that total.

According to cement sales figures, China is currently the largest producer of cement with India and America being the second and third largest producers. Since the huge demand for cement in America cannot be totally met by cement produced domestically, the U.S. also imports cement from Canada, China, Thailand and other countries. This trend is expected to continue for the next few years.

At present, apart from focusing on the question in the cement industry of environmental impact and sustainable urban development, the emerging market also been receiving much attention. People often think the emerging market consists of the Middle East, North Africa, Asia, Latin America and eastern Europe.

The China Market for Cement

There are 5,000 cement companies in China with annual turnover of 5 million RMB or more. Total production is 1.6 billion tons per year, of which only 470 million tons of cement per year is made from the Modern Dry Process.  National trends of conserving energy, handling waste gas and pollution treatment, will result in growth in the cement industry.

The rapid increase in Chinese economic statistics will provide an increase in demand for cement.  Economic growth rates of 9% will bring at least a 10% growth rate in the demand for cement.  This is supported by recent government pronouncements concerning an emphasis on building China’s infrastructure during the financial crisis being currently felt throughout the world.

China’s fixed asset investment (“FAI”) increased 26% in 2007, and is expected to continue growing at 20%-25% annually in the next three years according to China’s “11th Five Year” plan (2006 – 2010). In October 2008, the Chinese government announced a giant investment plan to invest 4,000 billion RMB to stimulate economic development nationwide, which will be mainly invested in transportation and infrastructural facilities with high demand for cement.

The National Development and Reform Commission (“NDRC”) required the elimination of 280 million tons of old technique cement production capacities (wet production technique) during the “11th Five Year” period. According to analysts, a 25% - 35% cement price hike is anticipated by 2010, driven by aggressive increase in FAI and elimination of old capacities.

In China, the average person uses only 8 tons of cement per year, which is lower than the consumption of 14 tons for developed countries.

Restrictions on cement production in developed countries caused a huge export demand in China, with increasing prices and profits in the international market.

The An Hui Province Market for Cement

Anhui is located in the Yangtze River Delta region, where the construction industry is the most developed and demand for cement is most concentrated. Anhui is rich in natural resources such as limestone mineral reserves and coal reserves, which are important in cement production. Also, the Chanjiang River is located in Anhui Province, and its waters are very essential to the production of cement.

At present, the economic conditions are growing rapidly in Anhui Province, with economic growth of 14% in 2007, surpassing the national average.  As a result, there is a strong demand for cement.  There are many large projects in the basic facilities area and in real estate development.  Both require a significant amount of cement.

Anhui Province’s cement production reached 44 million tons in 2006, ranked the ninth in China. In Anhui Province, there are 170 cement businesses, with annual output of 40 million tons.  However, 85% of the cement businesses lag behind Anhui Runji in terms of output and quality.  The businesses that use advanced techniques in cement production are in demand. By 2010, about 12 million tons of old capacity will be eliminated in Anhui, adding additional growth potential for dry production capacity.

Huge infrastructure spending in Anhui is boosting cement demand, e.g. Hefei Xinqiao International Airport – 4 billion RMB; 675 hectare of area, expected completion by 2010; major highway expansion - 3 billion RMB to expand 60 miles of highway from four lanes to six lanes, expected completion by 2010; Anhui plans to invest 83 billion RMB in transportation and infrastructure construction during the “11th Five Year” period (2006 - 2010).

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products.  The main components of our products include electricity, coal, coal ash, iron powder, and limestone.  Our primary suppliers of each are:

Raw Material	Suppliers
Electricity	Anhui Electricity Hanshan Power-Supply Co., Ltd.
Coal	Huainan City Jiangquan Materials Co., Ltd.
Coal	Wuhu New Energy Commercial & Trading Co., Ltd.
Coal ash	Hefei Jusheng Industrial & Trading Co., Ltd.
Iron Powder	Wanda Salvage Materials Recycle Co.

We believe we are not dependent on any of these suppliers and will be able to replace them, if necessary, without material difficulties.

Competition

Our competition in An Hui Province uses antiquated technology and is not competitive with that of Anhui Runji.

Our Competitive Advantage

Limestone is the most basic ingredient in cement production. We have a huge limestone reserve, which is of high grade. Our reserves are approximately 87 million tons of limestone, which can supply two cement production lines with daily output of 2,500 tons for 40 years. Our limestone reserve is located just 300-500 meters from the production site, significantly reducing transportation cost. All of this is adequate for our long term supply. In addition, the limestone contains over 53% calcium oxide, which enables production of superior quality, such as the high grade P.II 52.5 cement, which is superior to that of other companies.

Anhui Province has a very favorable climate for investment such as in the cement industry.  Local governments offer tax incentives on resource usage, which favors industries such as cement.

We have a favorable location that is less than 100 kilometers away from the provincial capitals of Hefei and Nanjing.  Other cities such as Wuhu, Ma’anshan, and Chaohu are between 20 – 70 kilometers away and also provide a good marketplace.  Our close proximity to the Changjiang River affords us low cost shipping to many locations.

Our main competitors within the Hefei market are Anhui Chaodong Cement Stock Co., Ltd, Anhui Chaohu Tiepeng Cement Factory and Lujiang Dajiang Cement Co., Ltd.  Additionally, there are 10 cement grinding companies with an annual production of 10 – 50 tons who compete with us.

We utilize the advanced modern dry cement production process, which enables high quality production, consumes less energy and is more environmental friendly compared with the traditional wet production process. The production equipment is partially imported from Germany. We also use Siemens DCS (Distributed Computer Control System) auto control system for measuring ingredients and controlling production flow. Our advanced cement techniques lead to low costs and consistent high quality. Our products have a 100% passing rate.

The cement industry is a polluting and heavy energy-consumption industry. The old cement production technique (wet production) consumes two times more energy, emits two times more waste gas and sulfur dioxide and releases three times more dust than the new cement dry production. We have installed highly efficient dust collectors, noise reducing equipment and waste water treatment equipment that complies with the most rigorous Chinese environmental regulations. We are able to constrain emission at 30mg per cubic meter, much lower than the national average of 50mg per cubic meter.

Competitive Advantages and Strategy

Cement

The Company believes that its product formulations, price points, lower costs, relationships, infrastructure, proven quality, and reputation represent substantial competitive advantages. The Company is currently able to maintain a substantially lower cost structure than competitors based in An Hui Province and neighboring locations of China.  Furthermore, the Company believes its competitive advantage in China is protected by significant knowledge of government regulations, business practices, and strong relationships. We are the only producer of PII52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with a 70% market share within a 100 mile radius of its facility.

In comparison to Chinese competitors, the Company believes it possesses superior technological expertise, products, marketing knowledge, and governmental relationships.

Intellectual Property

Our Company logo “Runji” was registered May 21, 2007 in Xianzong town, Hanshan County, Anhui Province.

Customers

For the twelve month period from September 1, 2007 through August 31, 2008, the Company achieved revenues of $40,467,123. That revenue was in part generated from the following representative customers:

Name of Customer	Products Sold	Sales for the Period by Customer (USD$)	% of Sales for the Period
Anhui Tianfu Concrete Co., Ltd.	PO42.5, PII52.5	3,807,339	9.41%
Hefei Ruirui Industrial & Trading Co., Ltd	PO42.5, PII52.5	2,801,682	6.92%
Hefei Changhong Concrete Co., Ltd.	PO42.5, PII52.5	2,637,710	6.52%
Hefei Tonggong Industrial & Trading Co., Ltd.	PO42.5, PII52.5	2,471,677	6.11%
Hefei Shuanglong Concrete Co., Ltd.	PO42.5, PII52.5	2,383,889	5.89%

Our major construction project is the Jinsai Road Skyway Bridge project, which will use approximately 90,000 tons of our PII52.5 cement.  Another important project is the new campus for Anhui University, which will use 60,000 tons of our cement.  In addition, the Anhui Economic Technological Development Area Hubin Road project will use 70,000 tons of cement.  Finally, the Heifei Feixi Shangpai bridge project, the Heifei Wanzhen commercial apartment project and the Nanjing Minfa commercial apartment precast project will use 20,000 tons, 50,000 tons and 50,000 tons, respectively, of our cement.

Employees

Anhui Runji has a staff of approximately 319 employees in the following ten departments:  Manufacture Control Department, Raw Material Plant, Burning Plant, Ready Product Plant, Machine Repairing Plant, Electronic Department, Laboratory, Financial Department, Supply and Marketing Department, and the General Administrative Offices.  Included in the 319 employees are 30 senior managers, one general manager, three deputy general managers and one chief financial officer.  Of the 319 employees, 274 are full time and 45 are part-time workers.  Anhui Runji believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

Government Regulations

Our business is regulated in various ways as follows:

1.	Cement Industry Development Policy enacted by the National Development and Reform Commission on October 17, 2006.

2.
Notification regarding rate of tax refund enacted by the Ministry of Finance, National Development and Reform Commission, Department of Commerce, General Administration of Customs and State Administration of Taxation on September 14, 2006.

3.	National Resource Integration Management Methodology enacted by the National Development and Reform Commission, Ministry of Finance and State Administration of Taxation on September 7, 2006.

4.	Cement industry special legislation enacted by the National Development and Reform Commission on October 17, 2006.

5.
Several policy opinions for the cement industry unanimously enacted by the National Development and Reform Commission, Ministry of Finance, Ministry of Land and Resources, Ministry of Construction, Department of Commerce, People's Bank of China, General Administration of Quality Supervision, and National and State Environmental Protection Administration on April 13, 2006.

6.	Notification regarding energy-saving and pollution emission comprehensive working plan enacted by the China National Council in June 3, 2007.

7.	Anhui Province Bulk Cement “Eleventh-Five” Development Plan enacted by Anhui Provincial Government in July 9, 2007.

8.	Anhui Province Industrial Economy “Eleventh-Five” Development Plan enacted by Anhui Provincial Government in August 13, 2007.

9.	Standardization Implement Policy enacted by the National Development and Reform Commission on January 23, 2008.

10.	Anhui Province Bulk Cement and Premix Concrete Development Policy (Protocol) published by Anhui Provincial Government in October 27, 2008 and under asking for public comments.

Item 1A.      Risk Factors

Investing in the Company’s common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below, before purchasing shares of the Company’s common stock. There are numerous and varied risks, known and unknown, that may prevent the Company from achieving its goals. The risks described below are not the only ones the Company will face. If any of these risks actually occurs, the Company’s business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors in the Company’s common stock could lose all or part of their investment. The risks and uncertainties described below are not exclusive and are intended to reflect the material risks that are specific to the Company, material risks related to the Company’s industry and material risks related to companies that undertake a public offering or seek to maintain a class of securities that is registered or traded on any exchange or over-the-counter market.

The Company’s future revenues will be derived from the production and distribution of cement products and operating a cement business. There are numerous risks, known and unknown, that may prevent the Company from achieving its goals including, but not limited to, those described below. Additional unknown risks may also impair the Company’s financial performance and business operations. The Company’s business, financial condition and/or results of operations may be materially adversely affected by the nature and impact of these risks. In such case, the market value of the Company’s securities could be detrimentally affected, and investors may lose part or all of their investment. Please refer to the information contained under “Business” in this report for further details pertaining to the Company’s business and financial condition.

Risks Related To Our Company

Unanticipated problems in expanding the Company’s cement business may harm the Company’s business and viability.

The Company’s future cash flow depends on its ability to timely expand its cement business. If the Company’s operations are disrupted and/or the economic integrity of its distribution operation is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise), the Company’s business may experience a substantial setback.  Moreover, the occurrence of significant unforeseen conditions or events may require the Company to reexamine its business model. Any change to the Company’s business model may adversely affect its business.

If the Company does not obtain financing when needed, its business will fail.

As of August 31, 2008, the Company had cash and cash equivalents on hand in the amount of approximately $415,026 (audited). The Company predicts that it will need approximately $30 million to implement its business plan and meet its capital expenditure needs over the next three years. The Company currently does not have any arrangements for additional financing and it may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the Company’s products, production costs, availability of credit, prevailing interest rates and the market prices for the Company’s common stock.

The Company’s ability to operate at a profit is partially dependent on market prices of cement.  If cement prices drop too far, the Company will be unable to maintain profitability.

The Company’s results of operations and financial condition will be affected by the selling prices for cement. Prices are subject to and determined by market forces over which the Company has no control. The Company’s revenues will be heavily dependent on the market prices for cement in many markets in China.

The success of the Company’s business depends upon the continuing contributions of its Chief Executive Officer and other key personnel and its ability to attract other employees to expand the business, whereas the loss of key individuals or the Company’s inability to attract new employees could have a negative impact on the Company’s business.

The Company relies heavily on the services of Mr. Shouren Zhao, the President and Chief Executive Officer, and the services of Xiangfei Zeng, the Chief Financial Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact other Company’s operations. In addition, the Company believes that its technical personnel represent a significant asset and provide the Company with a competitive advantage over many of the Company’s competitors. The Company believes that its future success will depend upon its ability to retain these key employees and its ability to attract and retain other skilled financial, engineering, technical and managerial personnel. In addition, as a result of a failure to retain qualified personnel the Company may be unable to meet its responsibilities as a public reporting company under the rules and regulations of the SEC. None of the Company’s key personnel are party to any employment agreements. The Company does not currently maintain any “key man” life insurance with respect to any of such individuals.

We experienced low productivity and high production costs in the past, when we were delayed in our production of cement, which delay caused us to experience low profitability.

Our recent past suggests that delays in producing cement can lead to low productivity and high production costs, which result in low profitability.  We have plans to bring on one new clinker line by late 2009, and if we do not implement this growth with an organized and optimal expansion plan, we could continue to experience low profitability.

We have been forced to cease production for periods of time in order to install, maintain and adjust equipment, which resulted in high production costs and low profitability.

In the past, we have had to cease production for periods of time in order to install, maintain and adjust equipment, which resulted in high production costs and low profitability.  In the future, we will be challenged to keep our equipment in working order so that we do not suffer a decrease in profitability.

Future sales of the Company’s equity securities will dilute existing stockholders.

To fully execute its long-term business plan, the Company may need to raise additional equity capital in the future.  Such additional equity capital, when and if it is raised, would result in dilution to the Company’s existing stockholders.

Subject to its receipt of the additional capital required, the Company plans to grow very rapidly, which will place strains on management and other resources.

The Company plans to grow rapidly and significantly expand its operations. This growth will place a significant strain on management systems and resources, particularly since the Company has approximately 319 employees. The Company will not be able to implement its business strategy in a rapidly evolving market without an effective planning and management processes. The Company has a short operating history and has not implemented sophisticated managerial, operational and financial systems and controls. The Company is required to manage multiple relationships with various strategic partners, and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and the Company’s systems, procedures or controls may not be adequate to support the Company’s operations and management may be unable to manage growth effectively. To manage the expected growth of the Company’s operations and personnel, the Company will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage its growing employee base. The Company will be required to expand its finance, administrative and operations staff. The Company may be unable to complete in a timely manner the improvements to its systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Risks Related to the Cement Business

The economics of the cement industry, which require deliveries within a limited geographic radius of the plant, make deliveries outside of a localized area difficult and unprofitable.

The economics of the cement industry requires delivery of cement within a narrow geographic radius of the plant for the delivered price of cement to be affordable.  Unless a company is willing to build additional plants closer to other markets, its potential to sell to projects within those markets and earn a profit is limited.  Expansion opportunities are costly and limited, as is growth of our business.

Price competition in the cement market in China is intense, particularly in the production of low standard grade cement, all of which makes it difficult for a producer of high standard grade cement such as our Company to compete on quality alone.

Low grade producers of cement in China compete fiercely on price grounds alone.  We are a high quality manufacturer of a variety of cements and we cannot always compete on price with the low quality manufacturer.  The tendency of low quality manufacturers to under price the competition makes it difficult for us to bid and win certain jobs.

We are reliant on sales to the construction industry, which is the largest consumer of our cement.  The construction industry has experienced swings in building patterns that are tied to the macroeconomic cycles in the Chinese economy.  We are at the mercy of these swings in the economy as well.

Cement is used in the construction industry, most notably in private and government building projects.  Such building projects depend on the state of the economy, which in recent years has fluctuated.  Our revenues fluctuate accordingly and it is difficult to manage our business profitably under these conditions.

We are subject to regulation in the environmental area because of the dust that is discharged in the production and use of cement. The National and State Environmental Protection Administration imposes regulation and charges on cement manufacturers, which is an expensive cost to our business.

Environmental regulation, primarily in the area of dust creation in the manufacture of cement imposes significant costs on our operations.  We also spend considerable funds on abatement of environmental issues and in research and development.  The regulatory authorities can be arbitrary in their decisions and make the manufacture of cement a more costly and uncertain business.

Risks Related to Doing Business in the PRC

The Company faces the risk that changes in the policies of the PRC government could have a significant impact upon the business the Company may be able to conduct in the PRC and the profitability of such business.

The PRC’s economy is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the PRC government can have significant effects on the economic conditions of the PRC. The PRC government has confirmed that economic development will follow the model of a market economy. Under this direction, the Company believes that the PRC will continue to strengthen its economic and trading relationships with foreign countries and business development in the PRC will follow market forces. While the Company believes that this trend will continue, there can be no assurance that this will be the case. A change in policies by the PRC government could adversely affect the Company’s interests by, among other factors: changes in laws, regulations or the interpretation thereof, confiscatory taxation, restrictions on currency conversion, imports or sources of supplies, or the expropriation or nationalization of private enterprises. Although the PRC government has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting the PRC's political, economic and social life.

The PRC laws and regulations governing the Company’s current business operations are sometimes vague and uncertain. Any changes in such PRC laws and regulations may have a material and adverse effect on the Company’s business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including but not limited to the laws and regulations governing the Company’s business, or the enforcement and performance of the Company’s arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Company and any future subsidiaries are considered foreign persons or foreign funded enterprises under PRC laws, and as a result, the Company is required to comply with PRC laws and regulations. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. The Company cannot predict what effect the interpretation of existing or new PRC laws or regulations may have on the Company’s businesses.

A slowdown or other adverse developments in the PRC economy may materially and adversely affect the Company’s customers, demand for the Company’s products and the Company’s business.

All of the Company’s operations are conducted in the PRC and all of its revenue is generated from sales in the PRC. Although the PRC economy has grown significantly in recent years, the Company cannot assure investors that such growth will continue. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the PRC could materially reduce the demand for our products and materially and adversely affect the Company’s business.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for the Company’s products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. In October 2004, the People’s Bank of China, the PRC’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns in the Chinese economy. Repeated rises in interest rates by the central bank would likely slow economic activity in China which could, in turn, materially increase the Company’s costs and also reduce demand for the Company’s products.

Governmental control of currency conversion may affect the value of an investment in the Company.

The PRC government imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company receives all of its revenues in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict the Company’s ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of bank loans denominated in foreign currencies.

The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents the Company from obtaining sufficient foreign currency to satisfy its currency demands, the Company may not be able to pay certain of its expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect investments in the Company.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. As the Company relies principally on revenues earned in the PRC, any significant revaluation of the Renminbi may materially and adversely affect the Company’s cash flows, revenues and financial condition. For example, to the extent that the Company needs to convert U.S. dollars it receives from an offering of its securities into Renminbi for the Company’s operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on the Company’s business, financial condition and results of operations. Conversely, if the Company decides to convert its Renminbi into U.S. dollars for the purpose of making payments for dividends on its common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that the Company converts would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to the Company’s income statement and a reduction in the value of these assets.

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 3.2% appreciation of the Renminbi against the U.S. dollar as of May 15, 2006. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Recent PRC State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by PRC residents have undergone a number of changes that may increase the administrative burden the Company faces. The failure by the Company’s stockholders who are PRC residents to make any required applications and filings pursuant to such regulations may prevent the Company from being able to distribute profits and could expose the Company and its PRC resident stockholders to liability under PRC law.

SAFE issued a public notice (the “October Notice”) effective November 1, 2005, which requires registration with SAFE by the PRC resident stockholders of any foreign holding company of a PRC entity. Without registration, the PRC entity cannot remit any of its profits out of the PRC as dividends or otherwise; however, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in the Company’s case. While the Company’s PRC counsel advised it that only the PRC resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the PRC operating company are subject to the October Notice, there can be no assurance that SAFE will not require the Company’s other PRC resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to PRC residents outside of the PRC be returned within 180 days; however, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by the Company or otherwise affect the Company.

In the event that the proper procedures are not followed under the SAFE October Notice, the Company could lose the ability to remit monies outside of the PRC and would therefore be unable to pay dividends or make other distributions. The Company’s PRC resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the PRC Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect the Company’s operations.

A renewed outbreak of SARS or another widespread public health problem in the PRC, such as bird flu where most of the Company’s revenue is derived, could have an adverse effect on the Company’s operations. The Company’s operations may be impacted by a number of health-related factors, including quarantines or closures of some of its offices that would adversely disrupt the Company’s operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect the Company’s operations.

Because the Company’s principal assets are located outside of the United States and all of the Company’s directors and officers reside outside of the United States, it may be difficult for investors to enforce their rights based on U.S. federal securities laws against the Company and the Company’s officers and directors in the U.S. or to enforce U.S. court judgment against the Company or them in the PRC.

All of the Company’s directors and officers reside outside of the United States. In addition, Anhui Runji is located in the PRC and substantially all of its assets are located outside of the United States; it may therefore be difficult or impossible for investors in the United States to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against the Company in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in PRC courts. Further, it is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement against the Company or its officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

Risks Relating to the Company’s Share Exchange with Anhui Runji

The Company’s Chairman and President, Shouren Zhao, beneficially owns 51.6% of the Company’s outstanding common stock, which gives him control over certain major decisions on which the Company’s stockholders may vote, which may discourage an acquisition of the Company.

As a result of the Share Exchange, most of management of the Company do not beneficially own any of the Company’s outstanding common stock at this point in time, and one of the Company’s officers and directors beneficially owns 51.6%% of the Company’s outstanding shares. The interests of this director may differ from the interests of other stockholders. As a result, this officer and director will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

    •  Electing or defeating the election of directors;
    •  Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
    •  Effecting or preventing a merger, sale of assets or other corporate transaction; and
    •  Controlling the outcome of any other matter submitted to the stockholders for vote.

The Company’s stock ownership profile may discourage a potential acquirer from seeking to acquire shares of the Company’s common stock or otherwise attempting to obtain control of the Company, which in turn could reduce the Company’s stock price or prevent the Company’s stockholders from realizing a premium over the Company’s stock price.

As a result of the Share Exchange, Anhui Runji has become an indirect wholly-owned subsidiary of a company that is subject to the reporting requirements of U.S. federal securities laws, which can be expensive.

As a result of the Share Exchange, Anhui Runji has become an indirect wholly-owned subsidiary of a company that is a public reporting company and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Share Exchange) and furnishing audited reports to stockholders will cause the Company’s expenses to be higher than they would be if Anhui Runji had remained privately-held and did not consummate the Share Exchange.

In addition, it may be time consuming, difficult and costly for the Company to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. The Company may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If the Company is unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, the Company may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

Because Anhui Runji became public by means of a share exchange, the Company may not be able to attract the attention of major brokerage firms.

There may be risks associated with Anhui Runji’s becoming public through a share exchange. Specifically, securities analysts of major brokerage firms may not provide coverage of the Company since there is no incentive to brokerage firms to recommend the purchase of the company’s common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of the company.

Risks Relating to the Common Stock

The Company’s stock price may be volatile.

The market price of the Company’s common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond the Company’s control, including the following:

•  Additions or departures of key personnel;
•
Limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	Sales of the common stock
•  The Company’s ability to execute its business plan;
•  Operating results that fall below expectations;
•  Loss of any strategic relationship;
•  Industry developments;
•  Economic and other external factors; and
•  Period-to-period fluctuations in the Company’s financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of the Company’s common stock.

There is currently no liquid trading market for the Company’s common stock and the Company cannot ensure that one will ever develop or be sustained.

There is currently no liquid trading market for the Company’s common stock. The Company cannot predict how liquid the market for the Company’s common stock might become. The Company’s common stock is currently approved for quotation on the OTC Bulletin Board trading under the symbol CRJI. The Company cannot ensure that it will be able to satisfy the initial listing standards on a higher exchange, or that its common stock will be accepted for listing on any such exchange. Should the Company fail to satisfy the initial listing standards of such exchanges, or its common stock be otherwise rejected for listing and remain on the OTC Bulletin Board or be suspended from the OTC Bulletin Board, the trading price of the Company’s common stock could suffer, the trading market for the Company’s common stock may be less liquid and the Company’s common stock price may be subject to increased volatility.

The Company’s common stock may be deemed a “penny stock”, which would make it more difficult for investors to sell their shares.

The Company’s common stock is subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If the Company remains subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for the Company’s securities. If the Company’s securities are subject to the penny stock rules, investors will find it more difficult to dispose of the Company’s securities.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of the Company’s common stock may cause the price of the Company’s common stock to decline.

If the Company’s stockholders sell substantial amounts of common stock in the public market, or upon the expiration of any statutory holding period, under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of the Company’s common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult the Company’s ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Additional shares of common stock will be freely tradable upon the earlier of: (i) effectiveness of the registration statement the Company is required to file; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act.

Provisions of the Company’s Certificate of Incorporation and Delaware law could deter a change of control, which could discourage or delay offers to acquire the Company.

Provisions of the Company’s Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of the Company or for the Company’s stockholders to remove existing management, and might discourage a third party from offering to acquire the Company, even if a change in control or in management would be beneficial to stockholders. For example, the Company’s Certificate of Incorporation allows the Company to issue shares of preferred stock without any vote or further action by stockholders.

Volatility in the Company’s common stock price may subject the Company to securities litigation.

The market for the Company’s common stock is characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against the Company’s directors, officers and employees under the Company’s Articles of Incorporation and Delaware  law, and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s Certificate of Incorporation contains a provision that provides for indemnification of directors and officers against any and all expenses, including amounts paid upon judgments, counsel fees and amounts paid in settlement by any such person in any proceeding that they are made a party to by reason of being or having been directors or officers of the Company, except in relation to matters as to which any such director or officer shall be adjudged to be liable for his own negligence or misconduct in the performance of his duties.  Such indemnification shall be in addition to any other rights to which those indemnified may be entitled under any law, by law, agreement, vote of shareholder or otherwise.  The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

Item 1B.       Unresolved Staff Comments

None.

Item 2.          Properties

Our headquarters are located in Xianzong town, Hanshan County, Anhui Province, with our plant and facilities occupying 51,989.87m2.  Our company holds a property ownership certificate for this parcel.

Item 3.          Legal Proceedings

We know of no material, active or pending legal proceedings against us, our subsidiaries or our property, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 4.          Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is a limited public market for our common shares. Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “CRJI.” The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our common shares became eligible for quotation on the OTC Bulletin Board on July 6, 2006, but no trades were made until November 2006.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	Hi	Low

Sept 1, 2006 – Nov 30, 2006	$0.75	$0.38
Dec 1, 2006 – Feb 28, 2007	$0.74	$0.05
Mar 1, 2007 – May 31, 2007	$0.51	$0.22
June 1, 2007 – Aug 31, 2007	$0.36	$0.35

Sept 1, 2007 – Nov 30, 2007	$0.70	$0.30
Dec 1, 2007 – Feb 29, 2008	$1.01	$0.20
Mar 1, 2008 – May 31, 2008	$2.10	$0.40
June 1, 2008 – Aug 31, 2008	$2.00	$0.65

From September 1 to November 21, 2008, the highest and lowest prices of our common shares on the OTC Bulletin Board were $1.01 per share and $0.29 per share. On November 28, 2008, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.25 per share.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of August 31, 2008, there were 128 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of August 31, 2008 no cash dividends have been declared.

We do not intend to issue any cash or stock dividends in the near future. We intend to retain earnings, if any, to finance the development and expansion of our business. Our future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

Equity Compensation Plans

As of August 31, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from September 1, 2007 to August 31, 2008.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of August 31, 2008.

Item 6.          Selected Financial Data

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Annual Report.

Results of Operations

Fiscal Year Ended August 31, 2008 Compared to the Fiscal Year Ended August 31, 2007.

Revenues.  Consolidated operating revenues for the twelve-month period ended August 31, 2008 was  $40,467,123, compared to $30,672,474 for the same corresponding period in year 2007, an increase of $9,794,649 or 31.9%. The increase is mainly the result of increased sales of cement, which amounted to 20,000 tons or 1.8%.  The increase is also attributable to an increase in unit price of cement from $27 per ton to $35 per ton in the year 2008, which represents a growth in unit price of 29.6%.

Gross Profit.  Gross profit increased by $6,229,087 or 177.4% to $9,740,424 for the year ended August 31, 2008 from $3,511,338 for the same corresponding period in year 2007. The significant increase is mainly due to the growth in unit price of cement, which exceeds the growth of cost of sales. The unit price of cement increased $6 per ton in 2008 compared year over year; while the growth of cost of sales only increased $2.60 per ton in the same corresponding period.

Selling Expense.  Selling expenses for the 2008 and 2007 fiscal years were $182,539 and $231,004, respectively, a decrease of $48,465. The decrease is mainly attributable to a decrease in transportation fees of $35,492.

General and Administrative Expenses.  General and administrative expenses for the 2008 fiscal year was $1,624,449, compared to $1,404,031 for the 2007 fiscal year, an increase of $220,418 or 16%. Among the increased General and Administrative Expenses was the cost incurred in Repairs & Maintenance, which increased by $194,853.

Net Income.  Net income for the 2008 fiscal year was $6,962,683, compared to $777,877 for the 2007 fiscal year.  The increase is attributable to increased gross profit.

Liquidity and Capital Resources

As of August 31, 2008 and 2007, cash and cash equivalents totaled $415,031 and $1,400,479, respectively.

The net cash from operations increased by $12,920,642 to $13,227,310 for the year ended August 31, 2008 from $306,668 for 2007 fiscal year. Among the increased net cash from operations, the contribution from accounts payable and accrued liabilities, customer deposit, accounts receivable amounted to $5,538,783, $3,111,267 and $2,713,777, respectively.

During the 2008 fiscal year, the Company obtained a total of $2,574,182 from financing activities compared to $15,476,433 for the 2007 fiscal year, a decrease of $12,902,251.  The decrease was mainly attributable to the decrease in proceeds from related party loans of $10,338,974.

During the 2008 fiscal year, the Company used a total $17,136,499 in investing activities compared to $15,080,403 for 2007, an increase of $2,056,096. The increase of net cash used in investing activities of 2008 was mainly due to the construction of the second cement clinker production line and the Waste Heat Generator.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 2 of the notes to our financial statements. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows, and which require the application of significant judgment by management.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Company is exposed to credit risk from its cash in bank and fixed deposits and bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Most of the transactions of the Company are settled in Renminbi and U.S. dollars. In the opinion of the directors, the Company is not exposed to significant foreign currency risk.

Inflation

Inflationary factors, such as increases in the cost of raw materials and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; quotas; domestic tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located in Item 1A on page 9 of this Form 10-K.

Item 8.          Financial Statements and Supplementary Data

CHINA RUNJI CEMENT INC.

TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED AUGUST 31, 2008

Page(s)

Reports of Independent Registered Public Accounting Firms	20 -21

Consolidated Balance Sheets as of August 31, 2008 and 2007	22

Consolidated Statements of Operations and Comprehensive Income for the Years Ended August 31, 2008 and 2007	23

Consolidated Statements of Cash Flows for the Years Ended August 31, 2008 and 2007	24

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended August 31, 2008 and 2007	25

Notes to the Consolidated Financial Statements	26 – 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and stockholders
China Runji Cement Inc.
Xian Zhong Town, Han Shan County
Chao Hu City, People’s Republic of China

We have audited the accompanying consolidated balance sheet of China Runji Cement Inc. (“Runji”) as of August 31, 2008 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of Runji’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. Runji is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Runji’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Runji Cement Inc. as of August 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
December 01, 2008

KEMPISTY & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS, P.C.
15 MAIDEN LANE - SUITE 1003 - NEW YORK, NY 10038 - TEL (212) 406-7272 - FAX (212) 513-1930

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Anhui Province Runji Cement Co., Ltd.
We have audited the accompanying balance sheet of Anhui Province Runji Cement Co., Ltd. as of August 31, 2007 and the related statements of operations and retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anhui Province Runji Cement Co., Ltd. at August 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the in the United States of America.

Kempisty & Company
Certified Public Accountants PC
New York, New York
October 31, 2007

China Runji Cement Inc.
Consolidated Balance Sheets
As of August 31, 2008 and 2007

	2008	2007

ASSETS

Current Assets
Cash and cash equivalents	$415,031	$1,400,479
Accounts receivable, net (Note 3)	2,231,363	3,327,492
Notes receivable (Note 3)	868,593	583,765
Due from related parties (Note 10)	53,516	82,419
Inventory (Note 4)	3,275,570	1,698,579
Advances (Note 5)	3,772,367	4,002,720
Prepaid expenses and other receivables	1,530,022	800,955
Total Current Assets	12,146,462	11,896,409

Property, plant and equipment, net (Note 6)	51,499,895	31,060,882
Intangible Assets & Deferred Charges (Note 7)	4,615,689	2,807,587
Total Assets	$68,262,046	$45,764,878

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payables and accrued liabilities (Note 8)	$14,627,928	$7,101,028
Customer deposit	1,001,178	753,293
Short-term loans (Note 9)	438,570	1,588,188
Due to related parties (S/T)	3,279	3,309
Taxes payable	2,042,701	1,318,789
Wages payable	331,341	212,982
Total Current Liabilities	18,444,997	10,977,589

Due to Related Parties (L/T) (Note 10)	27,801,846	21,527,985
Total Liabilities	46,246,843	32,505,574

Commitments and Contingencies (Note 11)	-	-

Stockholders' Equity
Preferred Stock, 20,000,000 shares authorized, $0.0001 par value,
0 shares issued and outstanding at August 31, 2008 and 2007	-	-
Common Stock , 200,000,000 and 80,000,000 shares authorized,
$0.0001 par value, 78,832,064 and 73,500,000 shares issued and outstanding at August 31, 2008 and 2007, respectively	7,883	7,350
Additional paid in capital	12,327,962	12,339,455
Accumulated other comprehensive income	2,595,790	791,614
Retained earnings	7,083,568	120,885
Total Stockholders' Equity	22,015,203	13,259,304
Total Liabilities and Stockholders' Equity	$68,262,046	$45,764,878

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
For the years ended August 31, 2008 and 2007

	2008	2007

Revenue	$40,467,123	$30,672,474
Cost of goods sold	30,726,699	27,161,136
Gross Profit	9,740,424	3,511,338
Operating Costs and Expenses:
Selling expenses	182,539	231,004
G & A expenses:	1,624,449	1,404,031
Depreciation of property, plant and equipment	105,669	90,625
Total operating costs and expenses	1,912,657	1,725,660
Income From Operations	7,827,767	1,785,678

Interest income	8,140	2,564
Interest expenses	(56,735)	(628,878)
Government Subsidies/Grants	1,300,652	76,263
Other income (expenses)	99,363	(3,106)

Income Before Income Taxes	9,179,187	1,232,521
Income taxes	2,216,504	454,644

Net Income	$6,962,683	$777,877

Other Comprehensive Income
Foreign currency translation adjustment	1,804,176	672,481
Comprehensive Income	$8,766,859	$1,450,358

Earnings Per Share, Basic and Diluted	$0.09	$0.01

Weighted Average Shares Outstanding, Basic and Diluted	77,940,952	73,500,000

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
For the years ended August 31, 2008 and 2007

	2008	2007

Operating activities
Net income	$6,962,683	$777,877
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	210,283	90,373
Depreciation, expense and cost	2,704,513	90,625
Impairment of assets	-	215,307
Changes in operating assets and liabilities:
Accounts receivable, net	1,161,067	(1,552,710)
Advances to suppliers	-	306,217
Prepaid expenses and other receivables	(668,322)	1,932,217
Inventory	(1,338,284)	2,340,317
Loan to related parties	-	(60,722)
Accounts payable and accrued liabilities	3,473,218	(2,065,565)
Customer Deposit	161,732	(2,949,535)
Tax payable	560,420	1,182,267
Net cash provided by (used in) operating activities	13,227,310	306,668

Investing activities
Collection of loans to related parties	35,884	-
Cash paid for intangible assets and deferred expenses	(1,658,672)	-
Property, plant and equipment additions	(15,513,711)	(15,080,403)
Net cash provided by (used in) investing activities	(17,136,499)	(15,080,403)

Financing activities
Short term loan proceeds (payments)	(1,258,290)	1,349,768
Long-term Loans Payable	-	(67,984)
Proceeds from related party loans	3,843,432	14,182,406
Capital contribution	(10,960)	12,243
Net cash provided by (used in) financing activities	2,574,182	15,476,433

Effect of exchange rate changes on cash and cash equivalents	349,559	635,077

Increase (decrease) in cash and cash equivalents	(985,448)	1,337,775

Cash and cash equivalents, beginning of year	1,400,479	62,704

Cash and cash equivalents, end of year	$415,031	$1,400,479

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$56,735	$628,878
Income taxes paid	$2,216,504	$454,644

Non-Cash Investing Activity:
Accounting payable related to fixed assets purchased	$3,194,814	$1,926,555

See accompanying notes to the Consolidated Financial Statements.
.

China Runji Cement Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended August 31, 2008 and 2007

	Common Stock			Accumulated
	Shares	Par (0.0001)	Additional Paid In Capital	Other Comprehensive Income	Retained Earnings	Total

Balances, August 31, 2006	73,500,000	$7,350	$12,327,213	$119,133	$(656,993)	$11,796,703
Special distribution	-	-	12,242			12,242
Currency translation	-	-	-	672,481		672,481
Net income	-	-	-		777,878	777,878
Balances, August 31, 2007	73,500,000	$7,350	$12,339,455	$791,614	$120,885	$13,259,304
Common shares issued to minority owners under reverse merger	5,332,064	533	(533)	-	-	-
Special distribution paid back	-	-	(12,242)	-	-	(12,242)
Distribution form shareholder	-	-	1,282	-	-	1,282
Currency translation	-	-	-	1,804,176	-	1,804,176
Net income	-	-	-	-	6,962,683	6,962,683
Balances, August 31, 2008	78,832,064	$7,883	$12,327,962	$2,595,790	$7,083,568	$22,015,203

The accompanying notes are an integral part of these financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated as Fitmedia Inc., a Delaware corporation, on August 30, 2004.

On October 9, 2007, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) by and among FitMedia, Timothy Crottey, the President and majority shareholder of FitMedia (“Crottey”), Shouren Zhao, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited (“Ren”); Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation (“Renji Investment”) and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China (“HK Renji”) and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China (“Anhui Runji”).  For purposes of the Exchange Agreement, Mr. Zhao is referred to therein as the “Ren Shareholder,” and Renji Investment, HK Renji and Anhui Runji are referred to therein as the “Renji Subsidiaries.”  Upon closing of the share exchange transaction (the “Share Exchange”) contemplated under the Exchange Agreement on November 1, 2007, the Ren Shareholder transferred all of his share capital in Renji Investment to the Registrant in exchange for an aggregate of 55,000,000 shares of common stock of the Registrant, thus causing the Renji Subsidiaries to become a direct and indirect wholly-owned subsidiaries of the Registrant. In addition, on November 1, 2007, Shouren Zhao purchased 18,500,000 shares of our common stock from our President, Timothy J. Crottey, for $540,000 in cash.  After the closings, Shouren Zhao became the CEO and President of FitMedia. Mr. Zhao is also the Chairman and CEO of Anhui Province Runji Cement Co. Ltd.

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

Presently, Anhui Runji’s main market is in Hefei and Pukou (Nanjing), with total sales of 600,000 tons in the area, representing 60% of our total annual production of one million tons. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in Anhui and Jiangsu. To reflect its business and business plan, the Company changed its name from “Fitmedia Inc.” to “China Runji Cement Inc.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company Limited (a Hong Kong corporation) and Anhui Province Runji Cement Co., Ltd. (a PRC corporation).  And have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

New Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. SFAS No. 157 defines fair values, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement shall be effective for financial statements issued for fiscal years beginning after November 25, 2007, and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, on its financial statements.

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

The Financial Accounting Standards Board, the Emerging Issues Task Force (the “EITF”) and the Securities and Exchange Commission have issued certain other accounting pronouncements and regulations as of September 30, 2007 which will be effective in future periods.  Management of the Company has reviewed these changes and does not believe that any of those pronouncements would have significant effect on the Company’s financial statements, measurements or disclosures , and they do not believe that any of those pronouncements will have a significant impact on the Company’s financial statements at the time they become effective.

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

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, semi-finished goods, and finished goods, are stated at the lower of cost or market, using the moving average(“MA”) method. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2008.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.  The Company received a government incentive of RMB 14,949,314 for the year ended August 31, 2005, in the form of a reduction in the cost of land use rights.  The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on Oct 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first 3 years of tax payable by the Company after it commenced production to the local government will be returned to the Company for the purpose of increasing production. The application of the Company was approved.

In Feb 2008, Han Shan county government returned to the Company a treasury subsidy for the year 2005 – 2006, which amounted USD$475,773. There is a USD$824,879 Government subsidy still in process.

Revenue Recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue when its products are shipped.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Notes Receivable	$868,593	$583,765

Accounts Receivable –Trade	$2,231,363	$3,558,362
Allowance for Doubtful Accounts	-	(230,870)
	$3,099,956	$3,911,257

NOTE 4 – INVENTORY

Inventory consists of the following:
	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Raw Materials	$1,539,946	$507,719
Packaging Materials	51,682	12,674
Semi-Finished Goods	340,678	351,943
Finished Goods	962,227	573,335
Supplies	381,037	252,908
	$3,275,570	$1,698,579

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	Year Ended 31-Aug-08	Year Ended 31-Aug-07
Advances	$3,772,367	$4,002,720

Advances to suppliers represents amounts prepaid for Construction in Progress. The advances are applied against amounts due the supplier as the materials are shipped.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Building – Cost	$22,270,871	$18,344,883
Building - Accumulated Depr	(2,103,678)	(1,031,729)
Building – Net	20,167,193	17,313,154

Equipment & Machinery – Cost	18,712,633	16,891,566
Equipment & Machinery - Accumulated Depr	(5,607,996)	(3,444,661)
Equipment & Machinery – Net	13,104,637	13,446,905

Automobiles – Cost	292,862	225,158
Automobiles – Accumulated Depr	(95,953)	(44,930)
Automobiles – Net	196,909	180,228

Other Equipment – Cost	56,880	6,604
Other Equipment - Accumulated Depr	(11,208)	(167)
Other Equipment – Net	45,672	6,437

Computer Equipment – Cost	24,982	11,906
Computer Equipment - Accumulated Depr	(6,670)	(2,928)
Computer Equipment – Net	18,312	8,978

Total Fixed Assets - Net	$33,532,723	$30,955,702

Construction in progress	17,967,172	105,180

	$51,499,895	$31,060,882

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Mineral exploration right-Shihuishi	$2,682,863	$2,533,354
Mineral exploration right-Shayan	1,124,440	274,233
Land acquisition compensation (Compensating fee for mine and forest)	599,671	-
Planting fee in working place	72,980	-
Compensating fee for stone materials in Baxiong Village	18,420	-
Compensating fee for limekiln and drought land in Baxiong Village	16,019	-
Compensating fee for sandstone land in Qiaomai Village	101,296	-
	$4,615,689	$2,807,587

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Accounts payable	$8,580,607	$4,751,201
Other Payables	6,037,913	-
Accrued liabilities	9,408	2,349,827
Payables and accrued liabilities	$14,627,928	$7,101,028

NOTE 9 – SHORT-TERM LOANS

Short term loans consist of

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Loan from Zhongxing Bank	$438,570	$1,323,490
Loan From Government for interest free	-	264,698
	$438,570	$1,588,188

The details for the Company’s bank loan are as follows:

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)
Zhongxing Bank	1,323,490	2006-12-31	2007-12-31	0.5355%
Zhongxing Bank	438,564	2007-12-27	2008-12-26	1.038%

NOTE 10 –DUE FROM/TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

Chen, Zhonghang	A relative family member of Mr. Zhao Shouren

Wu, Qiuchang	General manager of Anhui Run ji

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 10 –DUE FROM/TO RELATED PARTIES (CONT.)

(b)           Due from related party consists of the following:

Year Ended 31-Aug-08

Due from related party (S/T) – Chen, Zhonghang	$50,592
Due from related party (S/T) – Wu, Qiuchang	2,924
$53,516

(c)           Due to Related Parties (L/T) consists of the following:

	Year Ended 31-Aug-08	Year Ended 31-Aug-07

Due to related party – Nanjin Hongren	$19,117,328	12,689,198
Due to related party – Nanjin Runji	7,135,856	6,460,246
Due to related party – Zhao, Shouren	488,606	1,346,219
Due to related party – Yang, Xuanjun	1,060,056	1,032,322

	$27,801,846	21,527,985

The above amounts due to related parties represent loans payable are long-term loans that are unsecured and non-interest bearing, and the loans usage will depends on the Company’s business operations.

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

NOTE 12 – INCOME TAXES

The Company’s Enterprise Income Tax (“EIT”) rates were 25% and 33% for the year ended August 31, 2008 and 2007, respectively.

	Year Ended 31-Aug-08 at 25%	Year Ended 31-Aug-07 at 33%

Income Taxes	$2,216,504	$454,644

There are no significant temporary and permanent differences between book and tax income.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2008 AND 2007

NOTE 13 – SEGMENT INFORMATION

The Company operates in major one industry segment – research, development, manufacture, marketing and sales of cement products.  Substantially all of the Company’s identifiable assets and operations at Aug 31, 2008 and Aug 31, 2007 were located in the PRC.

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

NOTE 15 – IMPORTANT ASSETS’ MORTGAGE & GUARANTEE ISSUES

(a)
The Company reached an asset mortgage agreement with Nanjing Runji Building Materials Industrial Ltd., Co. on April 30, 2008. Nanjing Runji Building Materials Industrial Ltd., Co. acquired a short term bank loan of USD$1,461,900 with an interest rate of 7.47% per annum in Nanjing Daxinggong Branch of Bank of Construction in China commencing on April 30, 2008 and expiring on April 29, 2009. The bank loan was mortgaged by assets of Anhui Province Runji Cement Ltd., Co., and the mortgage period is from April 30, 2008 to April 29, 2009. Runji provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co., including the principal of USD$1,461,900, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage. The mortgage asset list below was decided by Runji’s management when it provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co.

Mortgage Asset List

Mortgage Asset Name	Ownership Certificate No.	Location	Area or Quantity	Whether mortgaged for other debts	Notes
Land Usage Right	Han State (2005) No. 083	Xianzhong Town, Hanshan County, Anhui Province	64,051.6 Square Meters	No	Total original area: 278,691 Square Meters
House	Real Estate Property Zi Guan No. 06001650	Runji Cement Factory Area	8,690.21 Square Meters	No
House	Real Estate Property Right Zi Guan No. 06001652	Runji Cement Factory Area	3,258.63 Square Meters	No

(b)
The Company reached a credit guaranty agreement with Nanjing Runji Building Materials Industrial Ltd., Co. on March 31, 3008. Nanjing Runji Building Materials Industrial Ltd., Co. thus received a one-year short term bank loan of USD$2,923,763 with an interest rate of 7.47% per annum from Daxinggong Branch of Bank of Construction in China commencing on March 31, 2008 and expiring on March 30, 2009. Runji Cement provided credit guaranty to Nanjing Runji Building Materials Industrial Ltd., Co. The guaranty period is from March 31, 2008 until the maturity of the bank loan two years thereafter. The credit guaranty includes the principal of USD$2,923,763, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On November 1, 2007, we closed a reverse merger with Anhui Runji.  Kempisty & Company, Certified Public Accounts, P.C.  (“Kempisty & Company”) was the independent registered public accouting firm for and audited the balance sheet of Anhui Runji and the related statements of operations and retained earnings and cash flows for each of the years in the two year period ended August 31, 2007. On May 30, 2008, Kempisty & Company was dismissed as the independent registered public accounting firm for China Runji and its subsidiary, Anhui Runji.  In addition, Kempisty & Company reviewed management’s prepared consolidated financial statements for the China Runji for the quarters ended November 30, 2007, February 29, 2008 and May 31, 2008.  All of the foregoing audited financial statements are hereinafter collectively referred to as the “audited financial statements.”

The reports of Kempisty & Company on the audited financial statements for the past two fiscal years of Anhui Runji contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.  The dismissal of Kempisty & Company was approved unanimously by the Board of Directors.

 In connection with Kempisty & Company’s audits for the two most recent fiscal years of Anhui Runji and in connection with Kempisty & Company’s  review of the consolidated financial statements of China Runji for the two subsequent interim periods through the date of the change in accountants, there were no disagreements between Anhui Runji, on the one hand,  or China Runji, on the other hand, and Kempisty & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Kempisty & Company, would have caused Kempisty & Company to make reference to the subject matter of the disagreement(s) in their report on Anhui Runji‘s financial statements for these fiscal years or in their review of China Runji’s financial statements for these interim periods.

On May 30, 2008, China Runji engaged Malone & Bailey, PC as its independent registered public accounting firm and the independent registered public accounting firm of Anhui Runji. Neither China Runji nor Anhui Runji had consulted with Malone & Bailey, PC regarding the application of accounting principles to any contemplated or completed transactions nor the type of audit opinion that might be rendered on the Company's or Anhui Runji’s financial statements, and neither written nor oral advice was provided that would be an important factor considered by China Runji or Anhui Runji in reaching a decision as to an accounting, auditing or financial reporting issues.

Item 9A.                 Controls and Procedures

Not Applicable.

Item 9A(T).            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer, Mr. Shouren Zhao (“CEO”) and Chief Financial Officer, Ms. Xiangfei Zeng (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) or 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules, regulations and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended August 31, 2008 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of August 31, 2008.

Name	Age	Position
Shouren Zhao	51	Chairman, Chief Executive Officer and President
Xiangfei Zeng	38	Chief Financial Officer
Xuanjun Yang	51	Director
Liming Bi	41	Director

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

Biographies

Shouren Zhao, Chairman, Chief Executive Officer and President – 51

Mr. Zhao has extensive experience in construction management. He established Tongshi Dajiangnan Cement Factory in Hainan in 1992 with an annual production of 200 thousand tons. From 1997-2002, he established, capitalized and managed Shanghai Jiangxin Co., Ltd, Zhejiang Hengtong Textile Co., Ltd, Jiangxi Hengtong Real Estate Co., Ltd.  In 2003, he established a joint venture known as Nanjing Hongren Real Estate Co., Ltd. Also in 2003, he established the joint venture known as Anhui Runji.  Mr. Zhao received an award as Hainan Province’s “Entrepreneur of the Year,” as Shaoxing’s “Model Worker.”

Xiangfei Zeng, Chief Financial Officer – 38

Ms. Xiangfei Zeng has over 15 years' experience in corporate finance, financial control and accounting management. Before joining the Company, Ms. Zeng was the financial controller of China World Trade Corporation (CWTD.OB) beginning in November 2004. From 2002 to 2004, Ms. Zeng was the CFO of Fenet Software Co., Ltd. From 1999 to 2002, she was the financial analysis manager in the China center of Zhuhai Oplink Communication Inc. (NASDAQ: OPLK).  From 1993 to 1999, she was the accountant and financial manager in Shenzhen Techo Telecom Co., Ltd. (Shenzhen Stock Exchange: 000555). Ms. Zeng is a China certified senior accountant and familiar with both China GAAP and US GAAP. She acquired a Bachelor's Degree in Economics at Sun Yat-Sen University in 1993.

Xuanjun Yang, Director – 51

Mr. Yang has a degree in engineering.  From 1973 – 1980, he performed construction work for Zhejiang Zhuji Wuxie Handicraft Industry Community. From 1980-1993, he was a team leader on a major construction project.  From 1997 – 2003, he was a shareholder of Jiangxi Hengtong Real Estate Company and Nanjing Jinbo Real Estate company.  From 2003 to date, he has been a shareholder of Nanjing Hongren Real Estate company and Anhui Runji.

Liming Bi, Director – 41

Mr. Bi is a university graduate. He has been working at our company for many years in production technology, facility management and quality control. In 2003, Mr. Bi acted as Construction Deputy Commander in Chief and Production Deputy General Manager, responsible for technology R&D. He has significant experience in cement making and business management.

Meetings of Our Board of Directors

Our Board of Directors met in person or via telephone two times during our fiscal year ended August 31, 2008. Each member of the Board of Directors attended 100% of the meetings.

Anhui Runji’s Board of Directors held two meetings during the year ended August 31, 2008.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have a financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of the Company and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the directors and officer described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.  However, Ting Zhao, Executive Director of Anhui Runji is the son of Shouren Zhao, Chairman, CEO and President of China Runji.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5 if the company has a class of securities registered under Section 12 of the Exchange Act.  Inasmuch as we had a class of securities registered under Section 12 of the Exchange Act during the year ended August 31, 2008, our officers, directors or 10% shareholders were required to file ownership reports.  We are now current in our Section 16(a) beneficial ownership reporting.  However, during the course of fiscal 2008, several of our reports pursuant to Section 16(a) were not timely filed due to administrative oversight.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.                      Executive Compensation

The following table sets forth, as of August 31, 2008, the compensation paid to our Chairman, Chief Executive Officer and President and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shouren Zhao	2008	5,033	-	-	-	-	-	-	5,033
	2007	-	-	-	-	-	-	-	0
	2006		-	-	-	-	-	-	0

Xiangfei Zeng	2008	-	-	-	-	-	-	-	0
	2007	-	-	-	-	-	-	-	0
	2006	-	-	-	-	-	-	-	0

We made no grants of stock options or stock appreciation rights since our inception to August 31, 2008.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended August 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of August 31, 2008, we had no pension plans or compensatory plans or other arrangements that provide compensation on the event of termination of employment or change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2008 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent (%) of Class(1)
5% Owners
Cai Ying Jiang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	27,872,000	(2)	35.4%
Wei Chu Meng Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(3)	51.6%
Jing Yang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	6,072,000		7.7%
Qiong Yang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	6,000,000		7.6%
Min Yan Zhao Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	7,000,000		8.8%
Ting Zhao Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	7,700,000		9.8%
Executive Officers
Shouren Zhao Chairman, CEO and President Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(4)	51.6%
Directors
Shouren Zhao Chairman, CEO and President Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(4)	51.6%
Xuanjun Yang, director Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	27,872,000	(5)	35.4%

Officers and Directors as a Group (2 individuals)	68,572,000		87.0%

(1)	There are 78,832,064 shares of common stock issued and outstanding as of August 31, 2008.

(2)
Cai Ying Jiang is the wife of Xuanjun Yang and owns 6,800,000 shares of common stock.  In addition, she beneficially owns her husband’s 9,000,000 shares of common stock, her daughter Jing Yang’s 6,072,000 shares and her daughter Qiong Yang’s 6,000,000 shares.

(3)
Wei Chu Meng is the wife of Shouren Zhao and owns 7,500,000 shares of common stock.  In addition, she beneficially owns her husband’s 18,500,000 shares of common stock, her daughter Min Yan Zhao’s 7,000,000 shares and her son Ting Zhao’s 7,700,000 shares.

(4)
Shouren Zhao is the Chairman and CEO of China Runji and owns 18,500,000 shares of common stock.  In addition, he beneficially owns his wife Wei Chu Meng’s 7,500,000 shares of common stock, his daughter Min Yan Zhao’s 7,000,000 shares and his son Ting Zhao’s 7,700,000 shares.

(5)
Xuanjun Yang is a director of China Runji and owns 9,000,000 shares of common stock.  In addition, he beneficially owns his wife Cai Ying Jiang’s 6,800,000 share of common stock, his daughter Jing Yang’s 6,072,000 shares and his daughter Qiong Yang’s 6,000,000 shares.

Item 13.                      Certain Relationships, Related Transactions, and Director Independence

There were no material relationships, related transactions or other matters that bear on director independence during the preceding three years except as hereinafter set forth.

The Company, Shouren Zhao, Timothy Crottey and the Ren Subsidiaries consummated the Share Exchange on November 1, 2007, and the Company, Shouren Zhao and Timothy Crottey consummated the Share Purchase also on November 1, 2007.  Pursuant to the Share Exchange, Shouren Zhao acquired 55,000,000 shares of common stock from the Company under an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended, in exchange for 100% of the share capital of Ren Ji Cement Investment Co., Ltd.  Pursuant to the Share Purchase, Shouren Zhao acquired 18,500,000 shares owned by Timothy Crottey in a private sale for $540,000.00.  As a result of the two transactions,  Shouren Zhao acquired 73,500,000 of the 78,832,064 issued and outstanding shares of common stock of the Company, representing 93.2% of the issued and outstanding shares.   No other directors or officers of the Company acquired any shares of common stock in these transactions.  Shouren Zhao was also appointed the Chairman, Chief Executive Officer and President of the Company.

On January 23, 2008, Shouren Zhao transferred 55,000,000 shares of common stock to twenty-one investors in a Regulation S distribution at a purchase price of $.50 per share, including a director, his wife and their two children.  Shares were also transferred to members of Zhao’s family at no consideration.  The beneficial ownership table set forth in Item 12 of this Annual Report, provides information on the individuals who became beneficial owners as a result of these transfers.  Their Schedule 13D’s are a matter of record.

As of August 31, 2008, Shouren Zhao loaned $488,606 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2008, Xuanjun Yang, a director, loaned $1,060,056 to the Company on a long-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2008, Nanjin Hongren, a related company owned by Zhao and Yang, loaned $19,117,328 and $7,135,856, repectively, to the Company on a long-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

Except as set forth above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14.                         Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended January 31, 2007 and August 31, 2008 (we changed our fiscal year end from January 31 to August 31 following the reverse merger transaction on November 1, 2007) and any other fees billed for other services rendered by our auditors during these periods.

Malone & Bailey, PC
Period from September 1, 2007 to August 31, 2008
Audit fees	$76,000
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$76,000

Kempisty & Company, PC
Period from September 1, 2006 to August 31, 2007
Audit fees	$87,962
Audit-related fees	$0
Tax fees	$0
All other fees	$0
Total	$87,962

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended August 31, 2008.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 19.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Share Exchange Agreement between, among others, Fitmedia, Shouren Zhao and Timothy Crottey (2)
10.2	Stock Purchase Agreement between Fitmedia, Shouren Zhao and Timothy Crottey (2)
21.1	List of Subsidiaries
Ren Ji Cement Investment Co., Ltd., incorporated in British Virgin Islands
Ren Ji Cement Company, Ltd. incorporated in Hong Kong
Anhui Province Runji Cement Co., Ltd. incorporated in China
23.1	Consent of Kempisty & Company
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 3 to FitMedia’s Registration Statement on Form SB-2, filed with the Commission on May 13, 2005

(2)	Included as exhibits on our Form 8-K filed with the Commission on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUNJI CEMENT INC.

Date: December 1, 2008	By:	/s/ Shouren Zhao
Shouren Zhao,
Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Shouren Zhao	December 1, 2008
Shouren Zhao, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Xiangfei Zeng	December 1, 2008
Xiangfei Zeng Chief Financial Officer (principal financial officer and accounting officer)

/s/ Xuanjun Yang	December 1, 2008
Xuanjun Yang Director

/s/Liming Bi	December 1, 2008
Liming Bi Director