Form 10-Q
period 2008-11-30
CHINA RUNJI CEMENT INC
filed 2009-01-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51755

CHINA RUNJI CEMENT INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0533824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Xian Zhong Town, Han Shan County
Chao Hu City, People’s Republic of China
(Address of principal executive offices)

(86) 565 4219871
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  January 14, 2009, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended November 30, 2008

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

China Runji Cement Inc.
Consolidated Balance Sheets

	November 30,	August 31,
	2008	2008
	(Unaudited)

ASSETS

Current Assets
Cash and cash equivalents	$392,490	$415,031
Accounts receivable, net	5,192,393	2,231,363
Notes receivable	227,092	868,593
Due from related parties (Note 4)	46,380	53,516
Inventory	4,285,487	3,275,570
Advances	2,366,929	3,772,367
Prepaid expenses and other receivables	928,180	1,530,022
Total Current Assets	13,438,951	12,146,462

Property, plant and equipment, net (Note 3)	51,447,519	51,499,895
Intangible Assets & Deferred Charges	4,561,210	4,615,689
Total Assets	$69,447,680	$68,262,046

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Payables and accrued liabilities	$17,399,957	$14,627,928
Customer deposit	1,469,692	1,001,178
Short-term loans	439,533	438,570
Due to related parties	3,303	3,279
Taxes payable	1,170,129	2,042,701
Wages payable	224,111	331,341
Total Current Liabilities	20,706,725	18,444,997

Due to Related Parties (Note 4)	25,010,915	27,801,846

Total Liabilities	45,717,640	46,246,843

Commitments and Contingencies (Note 5)

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value, 0 shares issued and outstanding at November 30, 2008 and August 31, 2008	-	-
Common Stock 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,645,654	2,595,790
Retained earnings	8,748,541	7,083,568
Total stockholders' equity	23,730,040	22,015,203

Total Liabilities and stockholders' Equity	$69,447,680	$68,262,046

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the three months ended November 30,
	2008	2007

Revenue	$15,750,411	$10,311,286

Cost of goods sold	13,697,507	7,790,594

Gross Profit	2,052,904	2,520,692

Operating Costs and Expenses:
Selling expenses	72,052	16,310
G&A expenses	373,663	454,049
Depreciation of property, plant and equipment	37,788	21,166
Total operating costs and expenses	483,503	491,525

Income From Operations	1,569,401	2,029,167

Interest income	972	1,413
Interest expenses	(20,756)	(3,694)
Government Subsidies / Grants	731,891	-
Other income (expenses)	(62,784)	93,414

Income Before Income Taxes	2,218,724	2,120,300
Income taxes (Note 6)	553,751	687,684

Net Income	$1,664,973	$1,432,616

Other Comprehensive Income
Foreign currency translation adjustment	49,864	325,643
Comprehensive Income	$1,714,837	$1,758,259

Earnings Per Share, Basic and Diluted	$0.02	$0.02

Weighted Average Shares Outstanding - Basic and Diluted	78,832,064	78,832,064

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the three months ended November 30,
	2008	2007

Operating activities
Net income	$1,664,973	$1,432,616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	64,560	25,298
Depreciation expense and cost	967,993	641,630
Impairment of assets	-
Changes in operating assets and liabilities:
Accounts receivable, net	(2,304,326)	(1,953,747)
Advances to suppliers	-	(2,590,286)
Prepaid expenses and other receivables	604,849	(251,973)
Inventory	(1,001,812)	(34,600)
Loan to related parties	-	-
Accounts payable and accrued liabilities	4,040,687	(517,637)
Customer deposit	467,181	1,277,908
Tax payable	(876,264)	1,121,571
Net cash provided by (used in) operating activities	3,627,841	(849,220)

Investing activities
Collection of loans to related parties	7,247	13,212
Property, plant and equipment additions	(802,630)	(167,300)
Net cash provided by (used in) investing activities	(795,383)	(154,088)

Financing activities
Short term loan proceeds (repayment)	-	36,727
Loan from related party	-	1,389,171
Proceeds from related party loans (repayment)	(2,849,421)	-
Capital contribution	-	39,114
Net cash provided by (used in) financing activities	(2,849,421)	1,465,012

Effect of exchange rate changes on cash and cash equivalents	(5,578)	(673,000)

Decrease in cash and cash equivalents	(22,541)	(211,296)

Cash and cash equivalents, beginning of year	415,031	1,400,479

Cash and cash equivalents, end of year	$392,490	$1,189,183

Supplemental Disclosures of Cash Flows Information:
Interest Paid	$20,756	$25,648
Income taxes paid	$1,442,353	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated as FitMedia Inc., a Delaware corporation, on August 30, 2004.

On November 1, 2007, the Company closed a reverse merger with Anhui Province Runji Cement Co., Limited (“Anhui Runji”). Anhui Runji is the accounting acquirer and the transaction is accounted for as a recapitalization.  The historical financial statements of Anhui Runji survived the merger and is presented herein.

Anhui Runji, a producer and distributor of cement located in Anhui Province in China, was established in December 2003 with registered capital of RMB 60 million yuan. Anhui Runji started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PO52.5, PO42.5, PO32.5 and PC32.5. Following the commencement of the second cement clinker production line in October 2008, Anhui Runji currently has one production line of cement and one of cement clinker; each is designed to produce 2,500 tons per day.

Anhui Runji obtained its production license in 2005. Presently, Anhui Runji mainly focuses production on Runji Brand PII52.5, PO42.5, PO32.5 and PC32.5 cements.  PII52.5 is a high grade, high strength cement that is made in Anhui and Jiangsu Provinces and the region of north of the Changjiang River and is used in large infrastructural projects. Anhui Runji has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006. In addition Anhui Runji passed the national GB/T 19001-2000 standard authentication.

Presently, Anhui Runji’s main market is in Hefei city and Pukou area of Nanjing, with 60% of the total annual production sold in this area. An additional 30% of total annual production is sold in the cities surrounding Hefei and Pukou, with another 10% being sold in Liu’an and Dingyuan in Anhui and Jiangsu. To reflect its business and business plan, the Company changed its name from “FitMedia Inc.” to “China Runji Cement Inc.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with August 31, 2008 audited financial statements of the Company and the notes thereto as included in the Company’s Form 10-K  filed on December 3, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s June 30, 2008 annual financial statements have been omitted.

These accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company Limited (a Hong Kong corporation), Mass Market Limited (a BVI corporation), and Anhui Province Runji Cement Co., Ltd. (a PRC corporation). All have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157–2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on September1, 2008 for financial assets and financial liabilities and currently we do not have any financial assets and financial liabilities. As a result, the adoption does not have any impact on our financial statements. We will adopt SFAS No. 157 on September 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS No. 159..

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

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.  The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on Oct 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first three years of tax payable by the Company after it commenced production to the local government will be returned to the Company for the purpose of increasing production.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(UNAUDITED)

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	30-Nov-08	31-Aug-08

Building – Cost	$27,896,384	$22,270,871
Building - Accumulated Depr	(2,417,223)	(2,103,678)
Building – Net	25,479,161	20,167,193

Equipment & Machinery – Cost	31,172,659	18,712,633
Equipment & Machinery - Accumulated Depr	(6,262,367)	(5,607,996)
Equipment & Machinery – Net	24,910,292	13,104,637

Automobiles – Cost	293,506	292,862
Automobiles – Accumulated Depr	(110,106)	(95,953)
Automobiles – Net	183,400	196,909

Other Equipment – Cost	30,633	56,880
Other Equipment - Accumulated Depr	(13,940)	(11,208)
Other Equipment – Net	16,693	45,672

Computer Equipment – Cost	28,287	24,982
Computer Equipment - Accumulated Depr	(7,956)	(6,670)
Computer Equipment – Net	20,331	18,312

Total Fixed Assets - Net	$50,609,877	$33,532,723

Construction in progress	837,642	17,967,172

	$51,447,519	$51,499,895

NOTE 4 –DUE FROM/TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder, President & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

Chen, Zhonghang	Relative of Mr. Zhao Shouren

Wu, Qiuchang	General manager of Anhui Run ji

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(UNAUDITED)

NOTE 4 –DUE FROM/TO RELATED PARTIES (CONT.)

(b)           Due from related party consists of the following:

	30-Nov-08	31-Aug-08

Due from related party (S/T) – Chen, Zhonghang	$43,903	$50,592
Due from related party (S/T) – Wu, Qiuchang	2,477	2,924
	$46,380	$53,516

(c)           Due to Related Parties (L/T) consists of the following:

	30-Nov-08	31-Aug-08

Due to related party – Nanjin Hongren	$16,873,729	19,117,328
Due to related party – Nanjin Runji	7,151,552	7,135,856
Due to related party – Zhao, Shouren	436,037	488,606
Due to related party – Yang, Xuanjun	549,597	1,060,056

	$25,010,915	$27,801,846

The above amounts due to related parties represent loans payable are long-term loans that are unsecured and non-interest bearing, and the loans usage will depends on the Company’s business operations.

NOTE 5 – COMMITMENTS AND CONTINGECIES

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2008
(UNAUDITED)

NOTE 6 – INCOME TAXES

The Company‘s Enterprise Income Tax (“EIT”) rates has been reduced to 25% from 33% starting from January 1, 2008.

	Three months ended November 30, 2008	Three months ended November 30, 2007

Income Taxes	$553,751	$687,684

There are no significant temporary and permanent differences between book and tax income.

NOTE 7 - OPERATING RISK

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL DESCRIPTION OF BUSINESS

Introduction

China Runji was incorporated as FitMedia Inc., a Delaware company, on August 30, 2004. FitMedia was a development stage company that planned to sell prenatal yoga DVDs through small retail stores and others and it also planned to sell its fitness DVDs through its Internet site www.fitmedia.net. It completed its prenatal yoga DVD for sale and began marketing it in January 2007.

In October 2007, the management of FitMedia determined that it was in the best interests of the stockholders of FitMedia to agree to a share exchange with Anhui Province Runji Cement Co., Limited, a Chinese company that is engaged in the business of distributing cement across provinces in mainland China.  As part of the share exchange and reverse merger, FitMedia ceased engaging in the health and fitness business.

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

Anhui Runji is a producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations, which was founded in December 2003.  Its initial capital was 60,000,000 RMB and there were two founding shareholders who owned such capital in a ratio of 60% to 40%.  Anhui Runji is located in Xianzong Town, Hanshan County, An Hui Province, where the factory occupies an area of 418 mu, and its limestone mine comprises an area of 1,000 mu.  The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

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

Presently, the Company is one of the largest cement producers and distributors in the north Changjiang region of Anhui, with a 12% market share within a 100 mile radius of its facility. The Company is the only producer of P.II52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with 70% P.II52.5 cement market share within a 100 miles radius of its facility. The Company’s main market is in Hefei, around 70% of our total cement products are sold in the area. An additional 20-30% of total annual production is sold in Hanshan county. The Company is also an important cement clinker provider in the area after the second production line was put into production in October, 2008.

The Company’s net sales to customers for the three months ended November 30, 2008 and November 30, 2007, were $15,750,411 and $10,311,286, respectively.

Anhui Runji’s Plan of Operation

•	We plan to raise adequate capital over the next five years for expansion and growth.
•
We have invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons in 2008. The newly invested cement clinker production line was put into production in October 2008.

•
We plan to complete the investment of USD$10 million to establish a waste heat power generator system to convert waste heat into electricity in 2009, which is expected to save about USD$4.6 million per year in electricity costs. After the completion of the generator system, we will significantly improve our margins and reduce reliance on outside power sources.

•
We plan to construct a third production line within two years, which will have a daily cement clinker production capacity of 5,000 tons or 1.5 million tons annually. We have submitted to the Anhui government an application for approval of the third production line. Upon completion, our total cement production capacity will reach 3.6 million tons per year, and cement clinker production will reach 3 million tons per year, controlling 30% of the market share within a 100 miles radius of our production facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2008 AND 2007

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

Revenues

We generated all of our revenue by primarily selling cement products. Revenues increased by $5,439,125 or 52.75% to $15,750,411 for the three months ended November 30, 2008 from $10,311,286 for the same corresponding period in 2007.  The increase is primarily the result of increased sales volume in general, and PO42.5 grade cement and cement clinker in particular; which is attributed to the start of operation of the second production line during this quarter. The increased retail price for cement products also contributed to the increase in our revenue. The breakdown of our revenue is shown as follows:

	For the Three Month Period Ended
	30-Nov-08		30-Nov-07		Difference
Revenue	USD	%	USD	%	USD	%
	15,750,411	100%	10,311,286	100%	5,439,125
PO 42.5	10,053,656	64%	7,996,325	78%	2,057,331	-14%
PO 32.5	578,733	4%	196,456	2%	382,277	2%
PC 32.5	922,440	6%	804,356	8%	118,084	-2%
PII 52.5	856,336	5%	930,850	9%	(74,514)	-4%
Clinker	3,339,246	21%	383,299	4%	2,955,947	17%

Note: 1) Comparing with the same period last year, the revenue of PO42.5 increased by $2,057,331 to $10,053,656 for the three months ended November 30, 2008 from $7,996,325 for the same corresponding period in 2007; and that  of cement clinker increased by $2,955,947 to $3,339,246 for the three months ended November 30, 2008 from $383,299 for the same corresponding period in 2007; 2) the percentage of revenue of cement clinker increased to 21% for the three months ended November 30, 2008 from 4% for the same corresponding period in 2007, following the second cement clinker production line that was put into production.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2008 was $13,697,507, compared to $7,790,594 for the same corresponding period in 2007, an increase of $5,906,913 or approximately 76%. This is attributed to an increase in our sales volume and increase in the production costs. The production costs increase is because the second production line was not operating in full capacity in the month of September 2008.

Gross Profit

Our gross profit decreased by $467,788 or approximately 18.6% to $2,052,904 for the three months ended November 30, 2008 from $2,520,692 for the same period in 2007. The decrease was primarily due to the stepping up process to full production capacity in the early operating stage of the second production line.

Operating Expenses

Total operating expenses for the three months ended November 30, 2008 was $483,503, compared to $491,525 for the same period in 2007, a decrease of $8,022 or approximately 1.6%. A reduction in general and administrative expenses contributed to the decrease.

Interest Expenses

Our interest expense for the three months ended November 30, 2008 and November 30, 2007 was $20,756 and $3,694, respectively.

Liquidity and Capital Resources

Net cash flows provided by (used in) operating activities for the three months ended November 30, 2008 and November 30, 2007 were $3,627,841 and $(849,220), respectively. This was primarily due to a decrease in advances to suppliers and an increase in accounts payable and accrued liabilities.

Net cash flows used in investing activities for the three months ended November 30, 2008 and November 30, 2007 were $(795,383) and $(154,088). This was due mainly to increased expenditures for property, plant and equipment in connection with the development of the second production line.

Net cash flows provided by (used in) financing activities for the three months ended November 30, 2008 and November 30, 2007 were $(2,849,421) and $1,465,012, respectively. This was due mainly to repayment of related party loans.

Overall, we have funded most of our cash needs from inception through November 30, 2008 with operating activities and loans from related parties.

On November 30, 2008, we had cash and cash equivalents of $392,490 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” China Runji Cement Inc. identified the most critical accounting principles upon which its financial status depends.  China Runji Cement Inc. determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. China Runji Cement Inc. presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of China Runji Cement Inc.’s products that are sold in the China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid by China Runji Cement Inc. on raw materials and other materials included in the cost of producing their finished product.

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, to provide guidance for using fair value to measure assets and liabilities. SFAS No. 157 was to be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; however, in February 2008, the FASB issued FASB Staff Position FAS 157–2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, for one year. We adopted SFAS No. 157 on September1, 2008 for financial assets and financial liabilities and currently we do not have any financial assets and financial liabilities. As a result, the adoption does not have any impact on our financial statements. We will adopt SFAS No. 157 on September 1, 2009 for our nonfinancial assets and nonfinancial liabilities, and we have not yet determined the impact, if any, on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been selected are reported in earnings. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have elected not to apply the provisions of SFAS No. 159..

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

On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling interest in Consolidated Financial Statements (SFAS No. 160).  SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements.  The statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and expands disclosures in the consolidated financial statements.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  We have not yet determined the impact of the adoption of SFAS No. 160 on our consolidated financial statements and footnote disclosures

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first three months of 2009, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of November 30, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended November 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of November 30, 2008.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUNJI CEMENT INC.

Date: January 14, 2009	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer