Form 10-Q
period 2009-02-28
CHINA RUNJI CEMENT INC
filed 2009-04-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 14, 2009, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended February 28, 2009

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

China Runji Cement, Inc.
Consolidated Balance Sheets
(UNAUDITED)

	Feb 28,	Aug 31,
	2009	2008

ASSETS

Current Assets
Cash and cash equivalents	$375,429	$415,031
Accounts receivable, net (Note 3)	6,851,264	2,231,363
Advances (Note 5)	3,537,190	3,772,367
Notes receivable	-	868,593
Due from related parties	-	53,516
Inventory (Note 4)	4,006,192	3,275,570
Prepaid expenses and other receivables	1,163,715	1,530,022
Total Current Assets	15,933,790	12,146,462

Property, plant and equipment, net (Note 6)	50,188,678	51,499,895
Intangible Assets & Deferred Charges (Note 7)	4,481,211	4,615,689
Total Assets	$70,603,679	$68,262,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Payables and accrued liabilities (Note 8)	$23,119,655	$14,627,928
Customer deposit	-	1,001,178
Short-term loans (Note 9)	438,030	438,570
Due to Related Parties (S/T, Note 10)	22,054,945	27,805,125
Taxes payable	368,351	2,042,701
Wages payable	223,022	331,341
Total Current Liabilities	46,204,003	46,246,843

Total Liabilities	46,204,003	46,246,843

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value, No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,570,817	2,595,790
Retained earnings	9,493,014	7,083,568
Total Stockholders' Equity	24,399,676	22,015,203

Total Liabilities and Stockholders' Equity	$70,603,679	$68,262,046

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statement of Operations and Comprehensive Income
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008

Revenue	$9,290,749	$5,908,827	$25,041,160	$16,220,113
Cost of goods sold	9,565,813	4,973,977	23,263,320	12,764,571
Gross Profit (Loss)	(275,064)	934,850	1,777,840	3,455,542

Operating Costs and Expenses:
Selling expenses	87,370	24,131	159,422	40,441
G&A expenses:	513,129	398,922	886,792	852,971
Depreciation of property, plant and equipment	37,852	21,921	75,640	43,087
Total operating costs and expenses	638,351	444,974	1,121,854	936,499

Income From Operations	(913,415)	489,876	655,986	2,519,043
Interest income (Expense)	(15,851)	(21,883)	(35,635)	(24,164)
Reversal of allowance for doubtful accounts	-	209,537	-	209,537
Government subsidies/Grants	1,506,787	-	2,238,678	-
Other income (expenses)	(4,359)	11,311	(67,143)	104,725

Income Before Income Taxes	573,162	688,841	2,791,886	2,809,141
Income taxes expense (benefit)(Note 12)	(171,311)	(163,486)	382,440	524,198

Net Income	$744,473	$852,327	$2,409,446	$2,284,943

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(24,890)	590,299	24,974	915,942
Comprehensive Income	$719,583	$1,442,626	$2,434,420	$3,200,885

Earnings Per Share - Basic and Diluted	$0.01	$0.01	$0.03	$0.03

Weighted Average Shares Outstanding - Basic and Diluted	78,832,064	78,832,064	78,832,064	77,044,944

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Six Months Period Ended
	February 28, 2009	February 29, 2008

Operating activities
Net income	$2,409,446	$2,284,943
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reversal of allowance of doubtful accounts	-	(209,537)
Amortization	128,788
Depreciation expense	2,050,958	1,299,670
Changes in operating assets and liabilities:
Accounts receivable, net	(4,616,368)	2,638,811
Notes receivable	867,523	268,552
Advances to suppliers	230,519	(4,685,990)
Prepaid expenses and other receivables	416,483	(34,159)
Inventory	(734,613)	(592,875)
Accounts payable and accrued liabilities	8,510,964	(507,849)
Customer Deposit	(999,945)	(619,360)
Tax payable	(1,671,835)	658,045
Wages payable	(108,183)	63,697
Net cash provided by operating activities	6,483,737	563,948

Investing activities
Changes in due from related parties	53,450	15,267
Property, plant and equipment additions	(803,268)	(1,744,656)
Net cash used in investing activities	(749,818)	(1,729,389)

Financing activities
Short term loan proceeds (repayment)	-	(1,166,247)
Repayments of due to related parties	(5,715,952)	2,145,177
Capital distribution	-	(12,889)
Net cash provided by (used in) financing activities	(5,715,952)	966,041

Effect of exchange rate changes on cash and cash equivalents	(57,569)	(961,067)
Increase (decrease) in cash and cash equivalents	(39,602)	(1,160,467)
Cash and cash equivalents, beginning of year	415,031	1,400,479

Cash and cash equivalents, end of year	$375,429	$240,012

Supplemental Disclosures
Interest Paid	$23,037	$46,411
Income taxes paid	$1,438,724	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated as FitMedia Inc., a Delaware corporation, on August 30, 2004.

On November 1, 2007, the Company closed a reverse merger with Anhui Province Runji Cement Co., Limited (“Anhui Runji”). Anhui Runji is the accounting acquirer and the transaction is accounted for as a recapitalization.  The historical financial statements of Anhui Runji survived the merger and are presented herein.

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

All significant inter-company balances and transactions have been eliminated in consolidation. Certain prior period numbers are reclassified to conform to current period presentation.

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
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. There was no impairment in long-lived assets at February 28, 2009 or August 31, 2008.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

The Company received a government incentive of RMB 15,297,000 for the six period February 28, 2009, in which RMB3,650,0000 is the governmental allowance for the Company’s waste heat generation project and RMB 11,647,000 is refunded taxes.

The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on Oct 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first 3 years of tax payable by the Company after it commenced production to the local government will be returned to the Company for the purpose increasing production. The application of the Company was approved.

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
(UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

NOTE 3 – ACCOUNTS RECEIVABLE

	Feb-28-09	Aug-31-08

Notes Receivable	$0	$868,593

Accounts Receivable –Trade	$6,851,264	$2,231,363
Allowance for Doubtful Accounts	0	0
	$6,851,264	$3,099,956

NOTE 4 – INVENTORY

Inventory consists of the following:

	Feb-28-09	Aug-31-08

Raw Materials	$1,198,784	$1,539,946
Packaging Materials	54,708	51,682
Semi-Finished Goods	1,570,248	340,678
Finished Goods	1,182,452	962,227
Supplies	0	381,037
	$4,006,192	$3,275,570

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	Feb-28-09	Aug-31-08

Advances	$3,537,190	$3,772,367

Advances to suppliers represent amounts prepaid for Construction in Progress. The advances are applied against amounts due the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Feb-28-09	Aug-31-08

Building - Cost	$27,800,885	$22,270,871
Building - Accumulated Depr	(2,747,048)	(2,103,678)
Building - Net	25,053,837	20,167,193

Equipment & Machinery - Cost	31,068,200	18,712,633
Equipment & Machinery - Accumulated Depr	(6,973,315)	(5,607,996)
Equipment & Machinery - Net	24,094,885	13,104,637

Automobiles - Cost	292,501	292,862
Automobiles – Accumulated Depr	(123,623)	(95,953)
Automobiles - Net	168,878	196,909

Other Equipment - Cost	30,930	56,880
Other Equipment - Accumulated Depr	(13,691)	(11,208)
Other Equipment - Net	17,239	45,672

Computer Equipment - Cost	28,190	24,982
Computer Equipment - Accumulated Depr	(9,268)	(6,670)
Computer Equipment - Net	18,922	18,312

Total Fixed Assets - Net	$49,353,761	$33,532,723

Construction in progress	834,917	17,967,172
	$50,188,678	$51,499,895

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	Feb-28-09	Aug-31-08

Mineral rights-Limestone	$3,487,208	$2,682,863
Mineral rights-Sandstone	238,456	1,124,440
Land compensation fees (mine forest land requisition fees)	566,847	599,671
Working area forestation fees	60,395	72,980
Baxiong Village stone materials requisition expense	17,412	18,420
Baxiong Limekiln mining area compensation expenses	15,142	16,019
Qiaomai Village sandstone land compensation expenses	95,751	101,296
	$4,481,211	$4,615,689

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	Feb-28-09	Aug-31-08

Accounts payable	$11,649,788	$8,580,607
Other payables	11,461,077	6,037,913
Accrued liabilities	8,790	9,408
Payables and accrued liabilities	$23,119,655	$14,627,928

NOTE 9 – SHORT TERM LOANS

Short term loans consist of:

	Feb-28-09	Aug-31-08

Xianzong credit union	$438,030	$-
Loan from Zhongxing Bank	-	438,570
	$438,030	$438,570

The details for the Company’s bank loan are as follows:

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)	Six Months period ended Feb 28
					Interest 2009	Interest 2008
Xianzong credit union	438,030	2008-12-24	2009-12-23	0.836167%	$8,790	$-
Total					$8.790	$-

NOTE 10 –DUE TO RELATED PARTIES (S/T)

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	shareholder & president & CEO of the Company

Yang, Xuanjun	shareholder of the Company

(b)           Due to Other Related Parties (S/T) consists of the following:

	Feb-28-09	Aug-31-08

Due to related party - S/T - Nanjin Hongren	$13,942,334	$19,117,328
Due to related party - S/T - Nanjin Runji	7,127,069	7,135,856
Due to related party - S/T - Zhao, Shouren	434,544	488,606
Due to related party - S/T - Yang, Xuanjun	547,716	1,060,056
Miscellaneous	3,282	3,279
	$22,054,945	$27,805,125

The above amounts due to related parties represent loans payable that are unsecured and non-interest bearing. The loans are due on demand and are used to meet the Company’s operating needs.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

NOTE 12 – INCOME TAXES

The Company’s Enterprise Income Tax (“EIT”) rate of 25%,

	Six Months ended Feb-28-09	Six Months ended Feb-29-08

Income Taxes	$382,440	$524,198

NOTE 13 – SEGMENT INFORMATION

The Company operates in major one industry segment – research, development, manufacture, marketing and sales of cement products.  Substantially all of the Company’s identifiable assets and operations at Feb 28, 2009 and Feb 29, 2008 were located in the PRC.

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

NOTE 15 – IMPORTANT ASSETS’ MORTGAGE AND GUARANTEE ISSUES

(a)
The Company has renewed its asset mortgage agreement with Nanjing Runji Building Materials Industrial Ltd., Co. (“Nanjing Runji”) on March 28, 2009. On March 27, 2009, Nanjing Runji has repaid its short term bank loan of USD$1,461,900 with an interest rate of 7.47% per annum in Nanjing Daxinggong Branch of Bank of Construction in China commencing on April 30, 2008 and expiring on April 29, 2009. And Nanjing Runji renewed a short term bank loan of USD$1,461,900 with an interest rate of 5.31% per annum in Nanjing Daxinggong Branch of Bank of Construction in China commencing on March 28, 2009 and expiring on March 27, 2010. The bank loan was mortgaged by assets of Anhui Province Runji Cement Ltd., Co., and the mortgage period is from March 28, 2009 to March 27, 2010. Runji provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co., including the principal of USD$1,461,900, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage. The mortgage asset list below was decided by Runji’s management when it provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co.

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

(b)
The Company renewed a credit guaranty agreement with Nanjing Runji Building Materials Industrial Ltd., Co. (“Nanjing Runji”) on March 31, 2009. On March 30, 2009, Nanjing Runji has repaid its one-year short term bank loan of USD$2,923,763 with an interest rate of 7.47% per annum from Daxinggong Branch of Bank of Construction in China commencing on March 31, 2008 and expiring on March 30, 2009. And Nanjing Runji renewed its one-year short term bank loan of USD$2,923,763 with an interest rate of 5.31% per annum from Daxinggong Branch of Bank of Construction in China commencing on March 31, 2009 and expiring on March 30, 2010. Runji Cement provided credit guaranty to Nanjing Runji Building Materials Industrial Ltd., Co. The guaranty period is from March 31, 2009 until the maturity of the bank loan two years thereafter. The credit guaranty includes the principal of USD$2,923,763, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage.

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

▪
Demand and piggy-back registration rights were granted to the Ren Shareholder with respect to shares of the Company’s restricted common stock to be acquired by him at closing in a Regulation S offering.

▪
On the Closing Date, the current officers of FitMedia resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of FitMedia, notably Shouren Zhao, as Chairman, CEO and President and Yichun Jiang as CFO.

▪
On the Closing Date, Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as directors of FitMedia, notably Liming Bi and Xuanjun Yang.

▪	On the Closing Date, FitMedia paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
▪	As of the Closing, the parties consummated the transactions contemplated by the Stock Purchase Agreement.

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

The Company’s net sales to customers for the six months ended February 28, 2009 and February 29, 2008, were $25,041,160 and $16,220,113, respectively.

Anhui Runji’s Plan of Operation

•	We plan to raise adequate capital over the next five years for expansion and growth.
•
We have invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons. The newly invested cement clinker production line was put into operation in October 2008.

•
We plan to complete the investment of USD$10 million to establish a waste heat power generator system to convert waste heat into electricity in 2009, which is expected to save about USD$4.6 million per year in electricity costs. After the completion of the generator system, we will significantly improve our margins and reduce reliance on outside power sources.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED FEBRUARY 28, 2009 AND EFBRUARY 29, 2008

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

Revenues

We generated all of our revenue primarily by selling cement products and cement clinkers.

	For the Three Months Ended			For the Six Months Ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Revenue	$9,290,749	$5,908,827	$3,381,922	$25,041,160	$16,220,113	$8,821,047
cement	4,984,134	3,925,988	1,058,146	17,395,299	13,125,026	4,270,273
cement clinker	4,306,615	1,982,839	2,323,776	7,645,861	3,095,087	4,550,774

Revenues increased by $3,381,922 or 57.24% to $9,290,749 for the three months ended February 28, 2009 from $5,908,827 for the same corresponding period in 2008.  The increased cement sales revenue of $1,058,146 is mainly contributed by the cement clinker produced by the first cement production line being made into cement products after putting the second cement clinker line into production. The sales revenue of the cement clinker increased $2,323,776, which is primarily the result of increased sales volume from cement clinker produced by the second production line.

Revenues increased by $8,821,047or 54.38% to $25,041,160 for the six months ended February 28, 2009 from $16,220,113 for the same corresponding period in 2008, in which the sales revenue of cement products increased $4,270,273 and the sales revenue of cement clinker increased $4,550,774.

Cost of Goods Sold

	For the Three Months Ended			For the Six Months Ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	February 29, 2008	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Cost of goods sold	$9,565,813	$4,973,977	$4,591,836	$23,263,320	$12,764,571	$10,498,749
cement	5,484,927	2,807,304	2,677,623	14,862,261	9,498,802	5,363,459
cement clinker	4,080,886	2,166,673	1,914,213	8,401,059	3,265,769	5,135,290

Our cost of goods sold for the three months ended February 28, 2009 was $9,565,813, compared to $4,973,977 for the same corresponding period in 2008, an increase of $4,591,836 or approximately 92.32%. Our cost of goods sold for the six months ended February 28, 2009 was $23,263,320, compared to $12,764,571 for the same corresponding period in 2008, an increase of $10,498,749 or approximately 82.25%. The increased costs of cement products were mainly attributed to a decrease in cement production volume and increased production costs from January to February 2009, which were due to a slightly longer seasonal production shutdown period than in the previous year as a result of a prolonged rainy season, Chinese spring festival vacation, and equipment maintenance. The increased costs of cement clinker were mainly attributed to two reasons: 1) the second production line was put into operation in October, 2008, and operated at half production capacity, resulting in relatively higher unit costs; and 2) the slightly longer seasonal production shutdown period than in the previous year as a result of a prolonged rainy season, Chinese spring festival vacation and fixed assets maintenance, which resulted in relatively higher costs.

Gross Profit

	For the Three Months Ended			For the Six Months Ended
	February 28, 2009	February 29, 2008	Difference	February 28, 2009	Fenruary 29, 2008	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Gross Profit	$(275,064)	$934,850	$(1,209,914)	$1,777,840	$3,455,542	$(1,677,702)
cement	(500,793)	1,118,684	(1,619,477)	2,533,038	3,626,224	(1,093,186)
cement clinker	225,729	(183,834)	409,563	(755,198)	(170,682)	(584,516)

Our gross profit decreased by $1,209,914 to $(275,064) for the three months ended February 28, 2009 from $934,850 for the same period in 2008 in which the gross profit of cement products was $(500,793) and the gross profit of cement clinker was $225,729. Our gross profit decreased by $1,677,702 to $1,777,840 for the six months ended February 28, 2009 from $3,455,542 for the same period in 2008, in which the gross profit of cement products was $2,533,038 and the gross profit of cement clinker was $ (755,198). The decrease was primarily attributed to the decrease of production output and increased unit production costs during the period.

Operating Expenses

Total operating expenses for the three months ended February 28, 2009 was $638,351, compared to $444,974 for the same period in 2008, an increase of $193,377 or approximately 43.46%.

Total operating expenses for the six months ended February 28, 2009 was $1,121,854, compared to $936,499 for the same period in 2008, an increase of $185,355 or approximately 19.79%.

The increase was mainly the result of the operation of the second production line and higher marketing expenses.

Interest Expenses

Our interest expense for the three months ended February 28, 2009 and February 29, 2008 was $15,851 and $21,883, respectively. Our interest expense for the six months ended February 28, 2009 and February 29, 2008 was $35,635 and $24,164, respectively. The small changes in expenses were due mainly to the changes in interest subsidy on bills receivable.

Other Income (Expenses)

Other income (expenses) were $(4,359) for the three months ended February 28, 2009, compared to $11,311 for the same period in 2008, respectively.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the six months ended February 28, 2009 and February 29, 2008 were $6,483,737 and $563,948, respectively. This was primarily due to changes in accounts payable.

Net cash flows used in investing activities for the six months ended February 28, 2009 and February 29, 2008 were $(749,818) and $(1,729,389). This was due mainly to increased investment in property, plant and equipment in connection with the second production line.

Net cash flows provided by (used in) financing activities for the six months ended February 28, 2009 and February 29, 2008 were $(5,715,952) and $966,041, respectively. This was due mainly to the repayment of a loan from a related party.

Overall, we have funded most of our cash needs from inception through February 28, 2009 with operating activities.

On February 28, 2009, we had cash and cash equivalents of $375,429 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming months.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the second three months of 2009, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of February 28, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended February 28, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of February 28, 2009.

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

(c)           There were no changes in the Company's internal controls over financial reporting known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUNJI CEMENT INC.

Date: April 14, 2009	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer