Form 10-Q
period 2009-05-31
CHINA RUNJI CEMENT INC
filed 2009-07-15
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: July 15, 2009, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended May 31, 2009

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

China Runji Cement, Inc.
Consolidated Balance Sheets
(UNAUDITED)

	May 31, 2009	Aug 31, 2008

ASSETS

Current Assets
Cash and cash equivalents	$602,937	$415,031
Accounts receivable, net	6,704,148	3,099,956
Advances (Note 4)	4,102,873	3,772,367
Due from related parties	-	53,516
Inventory (Note 3)	2,807,683	3,275,570
Prepaid expenses and other receivables	1,036,449	1,530,022
Total Current Assets	15,254,090	12,146,462

Property, plant and equipment, net (Note 5)	52,129,773	51,499,895
Intangible Assets & Deferred Charges (Note 6)	4,492,148	4,615,689
Total Assets	$71,876,011	$68,262,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities (Note 7)	$19,325,900	$15,629,106
Short-term loans (Note 8)	4,679,680	438,570
Long-term loan-current portion (Note 10)	710,818	-
Due to Related Parties (S/T, Note 9)	21,133,272	27,805,125
Taxes payable and other	91,768	2,374,042
Total Current Liabilities	45,941,438	46,246,843

Long-Term loan-non current portion	427,371	-
Total Liabilities	46,368,809	46,246,843

Commitments and Contingencies (Note 11)

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value, No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,607,356	2,595,790
Retained earnings	10,564,001	7,083,568
Total Stockholders' Equity	25,507,202	22,015,203

Total Liabilities and Stockholders' Equity	$71,876,011	$68,262,046

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statement of Operations and Comprehensive Income
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	May 31, 2009	May 31, 2008	May 31, 2009	May 31, 2008

Revenue	$15,487,487	$11,681,719	$40,528,647	$27,901,832
Cost of goods sold	15,292,572	8,819,531	38,555,892	21,584,102
Gross Profit (Loss)	194,915	2,862,188	1,972,755	6,317,730

Operating Costs and Expenses:
Selling expenses	177,101	30,697	336,523	72,421
G&A expenses:	255,204	375,996	1,141,995	1,019,430
Depreciation of property, plant and equipment	38,027	26,572	113,667	69,659
Total operating costs and expenses	470,332	433,265	1,592,185	1,161,510

Income From Operations	(275,417)	2,428,923	380,570	5,156,220
Interest income (Expense)	(72,834)	(11,569)	(108,469)	(35,733)
Reversal of allowance for doubtful accounts	-	-	-	-
Government subsidies/grants and other income (expenses)	1,042,412	1,307,788	3,213,947	1,412,513

Income Before Income Taxes	694,161	3,725,142	3,486,048	6,533,000
Income taxes expense (benefit) (Note 12)	(376,825)	1,035,368	5,615	1,559,566

Net Income	$1,070,986	$2,689,774	$3,480,433	$4,973,434

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	36,540	482,874	11,566	1,398,816
Comprehensive Income	$1,107,526	$3,172,648	$3,491,999	$6,372,250

Earnings Per Share - Basic and Diluted	$0.01	$0.03	$0.04	$0.07

Weighted Average Shares Outstanding - Basic and Diluted	78,832,064	78,832,064	78,832,064	71,031,033

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Period Ended
	May 31, 2009	May 31, 2008

Operating activities
Net income	$3,480,433	$4,973,434
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Reversal of allowance of doubtful accounts	-	(172,409)
Amortization	204,599	-
Depreciation expense	3,141,660	2,477,452
Changes in operating assets and liabilities:
Accounts receivable, net	(3,596,842)	1,337,021
Advances to suppliers	-	(7,426,140)
Prepaid expenses and other receivables	465,324	(93,420)
Inventory	469,008	103,059
Accounts payable and accrued liabilities	4,165,604	604,018
Customer Deposit	(1,001,520)	(210,876)
Tax payable	(2,059,586)	284,799
Net cash provided by operating activities	5,268,680	1,876,938

Investing activities
Changes in due from related parties	53,534	14,947
Cash paid for intangible assets and deferred expenses	-	(136,532)
Cash paid for property, plant and equipment additions	(3,753,924)	(9,688,605)
Net cash used in investing activities	(3,700,390)	(9,810,190)

Financing activities
Short term loan proceeds (repayment)	4,240,960	(1,155,911)
Debt issue cost	(68,377)
Proceeds (repayments) of due to related parties	(6,681,365)	8,476,546
Long term loan proceeds (repayment)–Current	710,818	-
Long term loan proceeds (repayment)- Non current	427,371	-
Other	-	(11,820)
Net cash provided by (used in) financing activities	(1,370,593)	7,308,815

Effect of exchange rate changes on cash and cash equivalents	(9,791)	1,398,816
Increase (decrease) in cash and cash equivalents	187,906	774,379
Cash and cash equivalents, beginning of year	415,031	1,400,479

Cash and cash equivalents, end of year	$602,937	$2,174,858

Supplemental Disclosures
Interest Paid	$41,782	$29,482
Income taxes paid	$1,444,339	$1,431,995

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the August 31, 2008 audited financial statements of the Company and the notes thereto as included in the Company’s Form 10-K filed on December 3, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s August, 31, 2008 annual financial statements have been omitted.

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

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Government Subsidies Income and Other Income (Expenses)

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

NOTE 3 – INVENTORY

Inventory consists of the following:

	May-31-09	Aug-31-08

Raw Materials	$1,633,088	$1,539,946
Packaging Materials	36,304	51,682
Semi-Finished Goods	280,490	340,678
Finished Goods	844,009	962,227
Supplies	13,792	381,037
	$2,807,683	$3,275,570

NOTE 4 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	May-31-09	Aug-31-08

Advances	$4,102,873	$3,772,367

Advances to suppliers represent amounts prepaid for raw materials and construction in progress, including waste heat power generator project. These advances are applied against amounts due to suppliers as the materials are received.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	May-31-09	Aug-31-08

Building - Cost	$27,844,678	$22,270,871
Building - Accumulated Depr	(3,077,596)	(2,103,678)
Building - Net	24,767,082	20,167,193

Equipment & Machinery - Cost	31,151,512	18,712,633
Equipment & Machinery - Accumulated Depr	(7,728,704)	(5,607,996)
Equipment & Machinery - Net	23,422,808	13,104,637

Automobiles - Cost	292,962	292,862
Automobiles – Accumulated Depr	(137,733)	(95,953)
Automobiles - Net	155,229	196,909

Other Equipment - Cost	30,978	56,880
Other Equipment - Accumulated Depr	(15,184)	(11,208)
Other Equipment - Net	15,794	45,672

Computer Equipment - Cost	28,235	24,982
Computer Equipment - Accumulated Depr	(10,624)	(6,670)
Computer Equipment - Net	17,611	18,312

Total Fixed Assets - Net	$48,378,524	$33,532,723

Construction in progress	3,751,249	17,967,172
	$52,129,773	$51,499,895

NOTE 6 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	May-31-09	Aug-31-08

Mineral rights-Limestone	$3,461,330	$2,682,863
Mineral rights-Sandstone	231,666	1,124,440
Land compensation fees (mine forest land requisition fees)	551,673	599,671
Working area forestation fees	54,232	72,980
Baxiong Village stone materials requisition expense	16,946	18,420
Baxiong Limekiln mining area compensation expenses	14,736	16,019
Qiaomai Village sandstone land compensation expenses	93,188	101,296
Debt issue cost	68,377	-
	$4,492,148	4,615,689

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	May-31-09	Aug-31-08

Accounts payable	$11,015,297	8,580,607
Other Payables	8,284,085	7,039,091
Accrued liabilities	26,518	9,408
Payables and accrued liabilities	$19,325,900	15,629,106

NOTE 8 – SHORT TERM LOANS

Short term loans consist of the following:

	May-31-09	Aug-31-08

Xianzong credit union	$438,720	$-
Pudong Development Bank,Wuhu branch	4,240,960	-
Loan from Zhongxing Bank	-	438,570
	$4,679,680	$438,570

The details for the Company’s bank loan are as follows:

					Nine Months period May 31, 2009
Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)	Interest 2009	Interest 2008

Xianzong credit union	438,720	2008-12-27	2009-12-23	0.8835%	33,563	-
Pudong Development Bank,Wuhu branch	4,240,960	2009-4-30	2010-4-30	0.4425%	18,744	-
Total					52,307	-

At May 31, 2009, both loans are secured by assets of the Company.

NOTE 9 –DUE TO RELATED PARTIES (S/T)

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	shareholder & president & CEO of the Company

Yang, Xuanjun	shareholder of the Company

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 –DUE TO RELATED PARTIES (S/T) (CONT.)

(b) Due to Other Related Parties (S/T) consists of the following:

	May-31-09	Aug-31-08

Nanjin Hongren	$12,940,616	$19,117,328
Nanjin Runji	7,138,296	7,135,856
Zhao, Shouren	444,003	488,606
Yang, Xuanjun	607,075	1,060,056
Miscellaneous	3,282	3,279
	$21,133,272	27,805,125

The above amounts due to related parties represent loans payable that are unsecured and non-interest bearing. The loans are due on demand and are used to meet the Company’s operating needs.

NOTE 10 – LONG-TERM LOAN

The details for the Company’s long-term loan are as follows:

	May-31-09	Aug-31-08

Long-term loan – Anhui Yuanzhong (current portion)	$710,818	$-
Long-term loan – Anhui Yuanzhong (None-current portion)	427,371	-
	$1,138,189	$-

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – INCOME TAXES

The Company‘s Enterprise Income Tax (“EIT”) rate is 25%.

	Nine Months ended May-31-09	Nine Months ended May-31-08

Income Taxes	$5,615	1,559,566

During 2009, the PRC tax authority announced that the government subsidies income is not subject to income tax, which is a permanent difference between book and tax income.

NOTE 13 - OPERATING RISK

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

NOTE 14 – IMPORTANT ASSETS’ MORTGAGE AND GUARANTEE ISSUES

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

Mortgage Asset List

Mortgage Asset Name	Ownership Certificate No.	Location	Area or Quantity	Whether mortgaged for other debts	Notes
Land Use Right	Han State (2005) No. 083	Xianzhong Town, Hanshan County, Anhui Province	64,051.6 square meters	No	Total original area 278,691 square meters
House	Real Estate Property Zi Guan No. 06001650	Runji Cement Factory Area	8,690.21 square meters	No
House	Real Estate Property Right Zi Guan No. 06001652	Runji Cement Factory Area	3,258.63 square meters	No

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

The Company’s net sales to customers for the three months ended May 31, 2009 and 2008, were $15,487,487 and $11,681,719, respectively.

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

•
We plan to complete the investment of USD$10 million to establish a waste heat power generator system to convert waste heat into electricity in early 2010, which is expected to save about USD$4.6 million per year in electricity costs. After the completion of the generator system, we will significantly improve our margins and reduce reliance on outside power sources.

•
We plan to construct a third production line in late 2009, which will have a daily cement clinker production capacity of 5,000 tons or 1.5 million tons annually, respectively. Upon completion, our total cement production capacity will reach 3.6 million tons per year, and cement clinker production will reach 3 million tons per year, controlling 30% of the market share within a 100 miles radius of our production facility.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2009 AND 2008

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

Revenues

We generated all of our revenue by selling primarily cement products.

	For the Three Months Ended			For the Nine Months Ended
	May 31, 2009	May 31, 2008	Difference	May 31, 2009	May 31, 2008	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Revenue	$15,487,487	$11,681,719	$3,805,768	$40,528,647	$27,901,832	$12,626,815
cement	7,374,466	9,452,639	(2,078,173)	24,777,907	22,577,665	2,200,242
cement clinker	8,113,021	2,229,080	5,883,941	15,750,740	5,324,167	10,426,573

Revenues increased by $3,805,768 or 33% to $15,487,487 for the three months ended May 31, 2009 from $11,681,719 for the same corresponding period in 2008. The sales revenue of the cement clinker increased $5,883,941, which is primarily the result of increased sales volume from cement clinker produced by the second production line.

Revenues increased by $12,626,815 or 45% to $40,528,647 for the nine months ended May 31, 2009 from $27,901,832 for the same corresponding period in 2008, in which the sales revenue of cement clinker increased $10,426,573, which is mainly the result of increased cement clinker production from the second production line, since the sales revenue of cement clinker increased along with cement sales.

Cost of Goods Sold

	For the Three Months Ended			For the Nine Months Ended
	May 31, 2009	May 31, 2008	Difference	May 31, 2008	May 31, 2009	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Cost of goods sold	$15,292,572	$8,819,531	$6,473,041	$38,555,892	$21,584,102	$16,971,790
cement	7,859,346	6,392,404	1,466,942	22,717,675	16,061,888	6,655,787
cement clinker	7,433,226	2,427,127	5,006,099	15,838,217	5,522,214	10,316,003

Our cost of goods sold for the three months ended May 31, 2009 was $15,292,572, compared to $8,819,531 for the same corresponding period in 2008, an increase of $6,473,041 or approximately 73%. Our cost of goods sold for the nine months ended May 31, 2009 was $38,555,892, compared to $21,584,102 for the same corresponding period in 2008, an increase of $16,971,790 or approximately 79%. For the nine months ended May 31, 2009, our cost of goods increased 78.7% when the sales revenue increased 45%, which is mainly the result of the increased costs after the second production line was put into production, the heavy rainfall in An Hui province in January 2009 that influenced our normal production, production equipment maintenance, and insufficient production capacity with fixed costs unchanged, which resulted in increased unit costs.

Gross Profit

	For the Three Months Ended			For the Nine Months Ended
	May 31, 2009	May 31, 2008	Difference	May 31, 2009	May 31, 2008	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Gross Profit	$194,915	$2,862,188	$(2,667,273)	$1,972,755	$6,317,730	$(4,344,975)
cement	(484,880)	3,060,235	(3,545,115)	2,060,232	6,515,777	(4,455,545)
cement clinker	679,795	(198,047)	877,842	(87,477)	(198,047)	110,570

Our gross profit decreased by $2,667,273 to $194,915 for the three months ended May 31, 2009 from $2,862,188 for the same period in 2008. Our gross profit decreased by $4,344,975 to $1,972,755 for the nine months ended May 31, 2009 from $6,317,730 for the same period in 2008, which is mainly the result of the adjustment and testing costs of the second production line and increased depreciation in unit production cost because of running under full production capacity. Furthermore, intense market pricing competition forced us to decrease prices to maintain existing clients and market share.

Operating Expenses

Total operating expenses for the three months ended May 31, 2009 was $470,332, compared to $433,265 for the same period in 2008, an increase of $37,067 or approximately 9%.

Total operating expenses for the nine months ended May 31, 2009 was $1,592,185, compared to $1,161,510 for the same period in 2008, an increase of $430,675 or approximately 37%.

The increase was mainly the result of the operation of the second production line and higher marketing expenses.

Interest Expenses

Our interest expense for the three months ended May 31, 2009 and 2008 was $72,834 and $11,569. Our interest expense for the nine months ended May 31, 2009 and May 31, 2008 was $108,469 and $35,733, respectively, which is mainly the result of increased interest from the short term loan of $4,679,680 and long term loan of $1,138,189 in this quarter.

Government Subsidies Income and Other Income (Expenses)

The government subsidies income and other income (expenses) increased by $1,801,434 to $3,213,947 for the nine months ended May 31, 2009 from $1,412,513 for the same period in 2008.  The increase in other income was mainly the result of a tax refund from the Chinese government in 2009.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the nine months ended May 31, 2009 and May 31, 2008 were $5,268,680 and $1,876,938, respectively, which is mainly the result of decreased receivables and increased payables.

Net cash flows used in investing activities for the nine months ended May 31, 2009 and May 31, 2008 were $(3,700,390) and $(9,810,190), which is mainly the result of a reduction in the purchase of fixed assets.

Net cash flows provided by (used in) financing activities for the nine months ended May 31, 2009 and May 31, 2008 were $(1,370,593) and $7,308,815, respectively, which is mainly the result of the repayment of a loan from a related party.

Overall, we have funded most of our cash needs from inception through May 31, 2009 with operating activities and loans from related parties.

On May 31, 2009, we had cash and cash equivalents of $602,937 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

Government Subsidies. A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received. The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on Oct. 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han San County government of Anhui Province. According to this regulation, the first 3 years of tax payable by the Company after it commenced production to the local government will be returned to the Company for the purpose of increasing production. The application of the Company was approved.

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

Recently Issued Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. FAS 165 is effective for interim and annual periods ending after June 15, 2009 and will be effective for the Company beginning with its annual period ending August 31, 2009. Since FAS 165 at most requires additional disclosures, the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company in the interim period ending November 30, 2009 and it does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the third three months of its 2009 fiscal year, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of May 31, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended May 31, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4T – INTERNAL CONTROL OVER FINANCIAL REPORTING

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

CHINA RUNJI CEMENT INC.

Date: July 15, 2009	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer