Form 10-K
period 2009-08-31
CHINA RUNJI CEMENT INC
filed 2009-11-25
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

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
Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K Nooor any amendment to this Form 10-K.
Yes ☒

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
Yes ☐      No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 28, 2009 (computed by reference to the closing price of $0.40 per share as of the last business day of the most recently completed second fiscal quarter): $2,116,026

Number of common shares outstanding at November 25, 2009: 78,832,064

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

On October 9, 2007, FitMedia entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among FitMedia, Crottey, and the Ren Shareholder, pursuant to which the Ren Shareholder, as Purchaser, at closing on November 1, 2007, acquired 18,500,000 shares (the “Stock Purchase”) of common stock of FitMedia from Crottey for $540,000.

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

Presently, the Company is one of the largest cement producers and distributors in the north Changjiang region of Anhui, with a 10% market share within a 100 mile radius of its facility. The Company is the only producer of P.II52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with 70% market share within a 100 miles radius of its facility. Annual production capacity of the Company is two million tons cement and cement clinker. The Company’s main market of cement is in Hefei (Anhui Province), with total sales of 900,000 tons, representing 90% of our total annual cement production and an additional 10% is sold in Chaohu and its surrounding areas, Moreover, the Company’s main cement clinker market is in Chaohu with total sales of 950,000 tons in the area, representing 95% of our total annual cement clinker production, and an additional 5% is sold in Hefei.

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Business Plan

▪	We plan to raise adequate capital over the next five years for expansion and growth.
▪
We have invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons. The newly invested cement clinker production line was put into production in October 2008.

▪
We have invested USD$10 million to establish a waste heat power generator system to convert waste heat into electricity, which was put into production on October 25, 2009 and is expected to save about USD$4.6 million per year in electricity costs. The completion of the generator system should significantly improve our margins and reduce reliance on outside power sources.

Growth Strategy

The Company’s vision is to be the leading producer of cement and cement products in An Hui Province as well as surrounding provinces and cities. Management intends to grow the Company’s business by pursuing the following strategies:

▪	Grow capacity and capabilities in line with market demand increases
▪	Enhance leading-edge technology through continuous innovation, research and study
▪	Continue to improve operational efficiencies
▪	Build a strong market reputation to foster and capture future growth in China

Sales by Product Category

The Company distributes a number of products, including the types of cement listed below. The sales of these types of cement for the last three years in U.S. Dollars are as follows:

	2007	2008	2009
P.II52.5	1,405,919	2,339,838	3,298,498
P.O42.5	22,685,425	30,232,786	25,071,088
P.O32.5	1,868,453	1,746,419	1,207,460
P.C32.5	2,608,391	3,186,918	1,554,558
Cement Clinker	2,104,286	2,959,771	24,506,290

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

The rapid increase in Chinese economic statistics will provide an increase in demand for cement.  Economic growth rates of 9% will bring at least a 10% growth rate in the demand for cement.  This is supported by previous government pronouncements concerning an emphasis on building China’s infrastructure during the financial crisis that began in 2008 and is still being felt throughout the world.

China’s fixed asset investment (“FAI”) increased 26% in 2007, and is expected to continue growing at 20%-25% annually in the next three years according to China’s “11th Five Year” plan (2006 – 2010). On October 28, 2009, the Chinese central government announced that the government has invested RMB 717 billion as of August and a total of RMB 908 billion will be invested by the year end of 2009. In November 2009, The National Development and Reform Commission (“NDRC”) announced that Chinese domestic banks newly increased bank loans of RMB 8,670 billion in first three quarters. A large part of newly increased investments and bank loans will be invested in transportation and infrastructural facilities with high demand for cement.

NDRC required the elimination of 280 million tons of old technique cement production capacities (wet production technique) during the “11th Five Year” period. According to analysts, a 25% - 35% cement price hike is anticipated by 2010, driven by aggressive increase in FAI and elimination of old capacities.

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

Our Suppliers

We rely on third party suppliers of the raw materials to manufacture our products.  The main components of our products include electricity, coal, coal ash, iron powder, and limestone.  Our primary suppliers of each are:

Raw Material	Suppliers
Electricity	Anhui Electricity Hanshan Power-Supply Co., Ltd.
Coal	Wuhu New Energy Commercial & Trading Co., Ltd.
Coal	JiangsuYutai Trading Co., Ltd.
Coal ash	Caohu Huaxiang Building Material Co., Ltd.
Iron Powder	Anhui Hongde Trading Co., Ltd

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

Intellectual Property

Our Company logo “Runji” was registered May 21, 2007 in Xianzong town, Hanshan County, Anhui Province.

Customers

For the twelve month period from September 1, 2008 through August 31, 2009, the Company achieved revenues of $55,637,894. That revenue was in part generated from the following representative customers:

Name of Customer	Products Sold	Sales for the Period by Customer (USD$)	% of Sales for the Period
Anhui Tianfu Concrete Co., Ltd.	PO42.5, PII52.5	5,550,439	9.98%
Hefei Ruirui Industrial & Trading Co., Ltd	PO42.5, PII52.5	5,192,913	9.33%
Hefei Changhong Concrete Co., Ltd.	PO42.5, PII52.5	4,706,880	8.46%
Hefei Tonggong Industrial & Trading Co., Ltd.	PO42.5, PII52.5	3,951,486	7.10%
Hefei Shuanglong Concrete Co., Ltd.	PO42.5, PII52.5	3,822,769	6.87%

Our major construction project is the Heifei Binghu Century City commercial apartment project, which will use approximately 200,000 tons of our cement.  Another important project is Anhui Economic Technological Development Area Jingdongfang factory project, which will use 15,000 tons of our cement.

Employees

Anhui Runji has a staff of approximately 337 employees in the following ten departments:  Manufacture Control Department, Raw Material Plant, Burning Plant, Ready Product Plant, Machine Repairing Plant, Electronic Department, Laboratory, Financial Department, Supply and Marketing Department, and the General Administrative Offices.  Included in the 337 employees are 33 senior managers, one general manager, three deputy general managers and one chief financial officer, and 304 workers.  Anhui Runji believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

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

As of August 31, 2009, the Company had cash and cash equivalents on hand in the amount of approximately $752,952. The Company predicts that it will need approximately $30 million to implement its business plan and meet its capital expenditure needs over the next three years. The Company currently does not have any arrangements for additional financing and it may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the Company’s products, production costs, availability of credit, prevailing interest rates and the market prices for the Company’s common stock.

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

A renewed outbreak of SARS or another widespread public health problem such as bird flu in the PRC, where most of the Company’s revenue is derived, could have an adverse effect on the Company’s operations. The Company’s operations may be impacted by a number of health-related factors, including quarantines or closures of some of its offices that would adversely disrupt the Company’s operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect the Company’s operations.

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

As a result of the Share Exchange, most of management of the Company do not beneficially own any of the Company’s outstanding common stock at this point in time, and one of the Company’s officers and directors beneficially owns 51.6% of the Company’s outstanding shares. The interests of this director may differ from the interests of other stockholders. As a result, this officer and director will have the right and ability to control virtually all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

▪	Electing or defeating the election of directors;
▪	Amending or preventing amendment of the Company’s Certificate of Incorporation or By-laws;
▪	Effecting or preventing a merger, sale of assets or other corporate transaction; and
▪	Controlling the outcome of any other matter submitted to the stockholders for vote.

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

▪	Additions or departures of key personnel;
▪
Limited “public float” following the Share Exchange, in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

▪	Sales of the common stock
▪	The Company’s ability to execute its business plan;
▪	Operating results that fall below expectations;
▪	Loss of any strategic relationship;
▪	Industry developments;
▪	Economic and other external factors; and
▪	Period-to-period fluctuations in the Company’s financial results.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	Hi	Low

Sept 1, 2007 – Nov 30, 2007	$0.70	$0.30
Dec 1, 2007 – Feb 29, 2008	$1.01	$0.20
Mar 1, 2008 – May 31, 2008	$2.10	$0.40
June 1, 2008 – Aug 31, 2008	$2.00	$0.65

Sept 1, 2008 – Nov 30, 2008	$1.01	$0.21
Dec 1, 2008 – Feb 28, 2009	$1.00	$0.21
Mar 1, 2009 – May 31, 2009	$0.58	$0.20
June 1, 2009 – Aug 31, 2009	$0.58	$0.29

From September 1 to November 20, 2009, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.55 per share and $0.25 per share. On November 24, 2009, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.30 per share.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of August 31, 2009, there were 129 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of August 31, 2009, no cash dividends have been declared.

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

Equity Compensation Plans

As of August 31, 2009, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from September 1, 2008 to August 31, 2009.

Recent Purchases of Equity Securities by us and our Affiliated Purchasers

We have not repurchased any of our common stock and have no publicly announced repurchase plans or programs as of August 31, 2009.

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

Results of Operations

Fiscal Year Ended August 31, 2009 Compared to the Fiscal Year Ended August 31, 2008.

Revenues.  Consolidated operating revenues for the twelve-month period ended August 31, 2009 was  $55,637,894, compared to $40,467,123 for the same corresponding period in year 2008, an increase of $15,170,771 or 37.5%. The increase is mainly the result of increased sales of cement, which amounted to 785,631 tons or 74.3%.

Gross Profit.  Gross profit decreased by $5,941,696 or 61% to $3,798,728 for the year ended August 31, 2009 from $9,740,424 for the same corresponding period in year 2008. The significant decrease is mainly due to the growth in unit cost of cement and decrease of the price of sales. The unit price of cement decreased $10 per ton in 2009 compared year over year, while the cost of sales decreased $2 per ton in the same corresponding period.

Selling Expense.  Selling expenses for the 2009 and 2008 fiscal years were $362,989 and $182,539, respectively, an increase of $180,450. The increase is mainly attributable to an increase in sales service fee of $180,450.

General and Administrative Expenses.  General and administrative expenses for the 2009 fiscal year were $1,904,219, compared to $1,624,449 for the 2008 fiscal year, an increase of $279,770 or 17%. Among the increased General and Administrative Expenses was the cost incurred in consulting expense.

Net Income.  Net income for the 2009 fiscal year was $3,851,152, compared to $6,962,683 for the 2008 fiscal year.  The decrease is attributable to the decreased gross profit.

Liquidity and Capital Resources

As of August 31, 2009 and 2008, cash and cash equivalents totaled $752,952 and $415,031, respectively.

The net cash provided by operations decreased by $10,454,483 to $2,772,827 for the year ended August 31, 2009 from $13,227,310 for 2008 fiscal year. The decreased net cash from operations was primarily due to the contribution from accounts receivable, advance to suppliers, and tax payable amounted to $4,772,788, $4,753,727and $1,303,062 respectively.

During the 2009 fiscal year, the Company obtained a total of $2,669,980 from financing activities compared to $2,574,182 for the 2008 fiscal year, an increase of $95,798.  The increase was mainly attributable to the increase in short term bank loans.

During the 2009 fiscal year, the Company used a total $4,947,511 in investing activities compared to $17,136,499 for 2008, a decrease of $12,188,988. The decrease was mainly attributable to the completion of the second cement clinker production line in September 2008. The investing activity during the current year is mainly for the waste-heat generator project, which was put into production on October 25, 2009.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2009.

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

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company’s operations are subject to the risks of restrictions on transfer of funds; quotas; domestic tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located in Item 1A on page 8 of this Form 10-K.

Item 8.          Financial Statements and Supplementary Data

CHINA RUNJI CEMENT INC.

TABLE OF CONTENTS
TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED AUGUST 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and stockholders
China Runji Cement Inc.
Xian Zhong Town, Han Shan County
Chao Hu City, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Runji Cement Inc. (“Runji”) as of August 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of Runji’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Runji Cement Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas
November 25, 2009

China Runji Cement Inc.
Consolidated Balance Sheets
As of August 31, 2009 and 2008

	August 31, 2009	August 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$752,952	$415,031
Accounts receivable, net (Note 3)	7,758,060	3,099,956
Accounts receivable from related party (Note 3)	120,615	-
Advances to suppliers (Note 5)	6,323,149	1,569,603
Due from related parties	-	53,516
Short Term Deferred Assets (Note 7)	102,298		-
Inventory (Note 4)	2,015,140	3,275,570
Prepaid expenses and other receivables	1,110,522	1,530,022
Total Current Assets	18,182,736	9,943,698

Advance for Construction In Progress projects (Note 5)	2,743,828	2,202,764
Property, plant and equipment, net (Note 6)	51,766,946	51,499,895
Intangible Assets & Deferred Charges (Note 7)	4,416,306	4,615,689
Total Assets	$77,109,816	$68,262,046

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable and accrued liabilities (Note 8)	$19,477,476	$15,629,106
Short-term loans (Note 9)	13,301,615	438,570
Long-term loan-current portion (Note 11)	733,143	-
Due to Related Parties (S/T, Note 10)	16,816,524	27,805,125
Taxes payable and other	739,405	2,374,042
Total Current Liabilities	51,068,163	46,246,843

Long-Term loan- non-current portion	235,174	-
Total Liabilities	51,303,337	46,246,843

Commitments and Contingencies (Note 12)	-	-

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value, No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,535,914	2,595,790
Retained earnings	10,934,720	7,083,568
Total Stockholders' Equity	25,806,479	22,015,203

Total Liabilities and Stockholders' Equity	$77,109,816	$68,262,046

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
For the years ended August 31, 2009 and 2008

	August 31, 2009	August 31, 2008

Revenue	$55,637,894	$40,467,123
Cost of goods sold	51,839,166	30,726,699
Gross Profit (Loss)	3,798,728	9,740,424

Operating Costs and Expenses:
Selling expenses	362,989	182,539
G&A expenses:	1,904,219	1,624,449
Depreciation of property, plant and equipment	151,675	105,669
Total operating costs and expenses	2,418,883	1,912,657

Income From Operations	1,379,845	7,827,767
Interest income (Expense)	(418,283)	(48,595)
Government subsidies/grants and other income (expenses)	3,277,866	1,400,015

Income Before Income Taxes	4,239,428	9,179,187
Income taxes expense (benefit) (Note 13)	388,276	2,216,504

Net Income	$3,851,152	$6,962,683

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(59,876)	1,804,176
Comprehensive Income	$3,791,276	$8,766,859

Earnings Per Share - Basic and Diluted	$0.05	$0.09

Weighted Average Shares Outstanding - Basic and Diluted	78,832,064	77,940,952

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
For the years ended August 31, 2009 and 2008

	August 31, 2009	August 31, 2008

Operating activities
Net income	$3,851,152	$6,962,683
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	273,412	210,283
Depreciation expense	4,228,169	2,704,513
Changes in operating assets and liabilities:
Accounts receivable, net	(4,772,788)	1,161,067
Advances to suppliers	(4,753,727)	-
Prepaid expenses and other receivables	472,002	(668,322)
Inventory	1,260,054	(1,338,284)
Accounts payable and accrued liabilities	3,517,615	3,634,950
Tax payable	(1,303,062)	560,420
Net cash provided by operating activities	2,772,827	13,227,310

Investing activities
Changes in due from related parties	53,510	35,884
Cash paid for intangible assets and deferred expenses	-	(1,658,672)
Cash paid for property, plant and equipment additions	(5,001,021)	(15,513,711)
Net cash used in investing activities	(4,947,511)	(17,136,499)

Financing activities
Short term loan proceeds	13,301,616	-
Short term loan (repayment)	(438,520)	(1,258,290)
Debt issue cost	(176,857)
Capital contribution	-	(10,960)
Proceeds (repayments) of due to related parties	(10,984,576)	3,843,432
Proceeds from sale-leaseback financing	1,491,186	-
Principle payment of the sale-leaseback financing	(522,869)	-
Net cash provided by financing activities	2,669,980	2,574,182

Effect of exchange rate changes on cash and cash equivalents	(157,375)	349,559
Increase (decrease) in cash and cash equivalents	337,921	(985,448)
Cash and cash equivalents, beginning of year	415,031	1,400,479

Cash and cash equivalents, end of year	$752,952	$415,031

Supplemental Disclosures
Interest Paid	$317,708	$56,735
Income taxes paid	$1,445,088	$2,216,504

Non-Cash Investing Activity:
Accounting payable related to fixed assets purchased	$-	$3,194,814
Construction in progress transferred to fixed assets	$8,110,113	$-

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended August 31, 2009 and 2008

	Common Stock			Accumulated Other
	Shares	Par (0.0001)	Additional Paid In Capital	Comprehensive Income	Retained Earnings	Total

Balances, August 31, 2007	73,500,000	$7,350	$12,339,455	$791,614	$120,885	$13,259,304
Common shares issued to minority owners under reverse merger	5,332,064	533	(533)	-	-	-
Special distribution paid back	-	-	(12,242)	-	-	(12,242)
Distribution from shareholder	-	-	1,282	-	-	1,282
Currency translation	-	-	-	1,804,176	-	1,804,176
Net income	-	-	-	-	6,962,683	6,962,683
Balances, August 31, 2008	78,832,064	$7,883	$12,327,962	$2,595,790	$7,083,568	$22,015,203
Currency translation	-	-	-	(59,876)	-	(59,876)
Net income	-	-	-	-	3,851,152	3,851,152
Balances, August 31, 2009	78,832,064	$7,883	$12,327,962	$2,535,914	$10,934,720	$25,806,479

The accompanying notes are an integral part of these financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

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

Presently, Anhui Runji’s main market is in Hefei city and Pukou area of Nanjing. To reflect its business and business plan, the Company changed its name from “FitMedia Inc.” to “China Runji Cement Inc.”

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company Limited (a Hong Kong corporation) and Anhui Province Runji Cement Co., Ltd. (a PRC corporation), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).
All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

New Accounting Pronouncement

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt the provisions of ASU 2009-01 for the period ended November 30, 2009. There will be no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS No. 165 for the period ended August 31, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, the Company has a concentration of credit risk related to these uninsured deposits.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible.  There are no doubtful accounts at August 31, 2009 and 2008.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, semi-finished goods, and finished goods, are stated at the lower of cost or market, using the moving average (“MA”) method. Cost being determined on the basis of a moving average. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

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

Construction in Progress

Construction in progress represents direct costs of construction or acquisition and design fees incurred. Capitalization of these costs ceases and the construction in progress is transferred to property and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed.

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2009.

Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are mainly comprised of limestone and sandstone mining rights. Mining rights are related to mines the Company occupies in Anhui Province, PRC and are being amortized on a straight-line basis over a period of 30 years.

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.  The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on Oct 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first 3 years of tax payable by the Company after it commenced production to the local government will be returned to the Company. The Company received $3,249,975 and $1,300,652 government subsidies during 2009 and 2008 respectively.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

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

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of August 31, 2009 and 2008. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at August 31, 2009 and 2008 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the years ended August 31, 2009 and 2008, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of August 31, 2009 and 2008 also arose from customers located in the PRC.

A significant percentage of the Company’s business is generated from a small number of customers. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

The Company operates principally in the PRC and grants credit to its customers in this geographic region. Although the PRC is economically stable, it is always possible that unanticipated events in foreign countries could disrupt the Company’s operations.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

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

The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Earnings Per Share

Basic net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

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

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Notes Receivable	$199,148	$868,593

Accounts Receivable –Trade	$7,558,912	$2,231,363
Accounts Receivable from related party	120,615	-
Allowance for Doubtful Accounts	-	-
	$7,878,675	$3,099,956

The related party sales were $120,615 and zero for the year ended August 31, 2009 and 2008. The related party is an entity controlled by the President and CEO of the Company. The accounts receivable amount of $2,923,464 is used as a securitization for the ICBC Hanshan bank loan (Note 9) at August 31, 2009.

NOTE 4 – INVENTORY

Inventory consists of the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Raw Materials	$702,529	$1,539,946
Packaging Materials	25,138	51,682
Semi-Finished Goods	292,376	340,678
Finished Goods	871,976	962,227
Supplies	123,121	381,037
	$2,015,140	$3,275,570

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08
Advances to suppliers	$6,323,149	$1,569,603
Advance for Construction In Progress projects	2,743,828	2,202,764
Advances	$9,066,977	$3,772,367

Advances to suppliers represents amounts prepaid for raw materials. Advances for construction in progress projects represents amounts prepaid for Construction in Progress. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Building – Cost	$28,423,400	$22,270,871
Building - Accumulated Depr	(3,407,631)	(2,103,678)
Building – Net	25,015,769	20,167,193

Equipment & Machinery – Cost	31,245,848	18,712,633
Equipment & Machinery - Accumulated Depr	(8,464,956)	(5,607,997)
Equipment & Machinery – Net	22,780,892	13,104,636

Automobiles – Cost	292,828	292,862
Automobiles – Accumulated Depr	(151,579)	(95,953)
Automobiles – Net	141,249	196,909

Other Equipment – Cost	30,964	56,880
Other Equipment - Accumulated Depr	(16,648)	(11,208)
Other Equipment – Net	14,316	45,672

Computer Equipment – Cost	32,841	24,982
Computer Equipment - Accumulated Depr	(11,960)	(6,669)
Computer Equipment – Net	20,881	18,313

Total Fixed Assets - Net	$47,973,107	$33,532,723

Construction in progress	3,793,839	17,967,172

	$51,766,946	$51,499,895

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 7 – INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Mineral exploration right-Shihuishi	$3,428,391	$2,682,863
Mineral exploration right-Shayan	224,399	1,124,440
Land acquisition compensation (Compensating fee for mine and forest)	535,359	599,671
Planting fee in working place	47,953	72,980
Compensating fee for stone materials in Baxiong Village	16,444	18,420
Compensating fee for limekiln and drought land in Baxiong Village	14,301	16,018
Compensating fee for sandstone land in Qiaomai Village	90,433	101,297
Debt issue cost	59,026	-
	$4,416,306	$4,615,689

Short term deferred asset
Guarantee fee related to loan	$102,298	$-

NOTE 8 – PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Accounts payable	$12,424,023	$8,580,607
Other Payables	6,952,818	7,039,091
Accrued liabilities	100,635	9,408
Payables and accrued liabilities	$19,477,476	$15,629,106

NOTE 9 – BANK LOANS

Short term loans consist of:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Xian Zong Credit Bank	$438,519	$438,570
PuFa Bank WenHu business branch	4,239,022	-
ICBC Hanshan	2,923,464	-
Huishang Bank Sales Department	5,262,235	-
Runfeng company	438,375	-
	$13,301,615	$438,570

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008
NOTE 9 – BANK LOANS (CONT.)

The details for the Company’s bank loan are as follows:
Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)

* Xianzhong Credit Bank	$438,519	2008-12-27	2009-12-23	0.8835%
** PuFa Bank WenHu business branch	4,239,022	2009-4-30	2010-4-30	0.4425%
*** ICBC Hanshan	2,923,464	2009-6-26	2010-6-26	0.4425%
**** Huishang Bank Sales Department	5,262,235	2009-6-22	2010-6-22	0.4425%
Runfeng company	438,375	2008-11-21	2009-11-20	0.9240%

* The loan from the Xianzhong Credit Bank was pledged in collateral of machine equipment in value of RMB 10,150,000.
** The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.
*** The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $2,923,464 (Note 3) at August 31, 2009.
**** The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

NOTE 10 – DUE TO RELATED PARTIES (S/T)

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

(b)           Due to Other Related Parties (S/T) consists of the following:

	Year Ended 31-Aug-09	Year Ended 31-Aug-08

Due to related party – Nanjin Hongren	$8,279,088	19,117,328
Due to related party – Nanjin Runji	7,135,035	7,135,856
Due to related party – Zhao, Shouren	611,899	488,606
Due to related party – Yang, Xuanjun	788,052	1,060,056
Miscellaneous	2,450	3,279
	$16,816,524	27,805,125

As of August 31, 2009 and 2008, the outstanding debt owed to Shouren Zhao totaled $611,899 and $488,606, respectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2009 and 2008, the outstanding debt owed to Xuanjun Yang, a director, totaled $788,052 and $1,060,056, respectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2009 and 2008, the outstanding debt owed to Nanjin Hongren, a related company, owned by Zhao and Yang, loaned $8,279,088 and $19,117,328, respectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2009 and 2008, the outstanding debt owed to Nanjin Runji, a related company, owned by Zhao and Yang, loaned $7,135,035 and $7,135,856, respectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

The above amounts due to related parties represent loans payable are short-term loans that are unsecured and non-interest bearing, and the loans usage will depends on the Company’s business operations.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 11 – LONG-TERM LOAN

The details for the Company’s long-term loan are as follows:

	Year Ended 31-Aug-09	Year Ended Aug-31-08

Long-term loan – Anhui Yuanzhong (current portion)	$733,143	$-
Long-term loan – Anhui Yuanzhong (Non-current portion)	235,174	-
	$968,317	$-

NOTE 12 – COMMITMENTS AND CONTINGECIES

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

NOTE 13 – INCOME TAXES

The Company’s Enterprise Income Tax (“EIT”) rate of 25%,

	Year Ended 31-Aug-09	Year Ended 31-Aug-08
Income before income taxes	$4,239,428	$9,179,187
Permanent differences:
Government subsidy	(3,249,975)	(1,300,652)
Misc. non-deductable expenses	563,651	987,481
Income Taxes (at 25% tax rate)	$388,276	$2,216,504

There are no significant temporary differences between book and tax income. The tax authority of the PRC Government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises had completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

The Company has no United States corporate income tax liability as of August 31, 2009 and 2008.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008

NOTE 14 – SEGMENT INFORMATION

The Company operates in major one industry segment – research, development, manufacture, marketing and sales of cement products.  Substantially all of the Company’s identifiable assets and operations at Aug 31, 2009 and Aug 31, 2008 were located in the PRC.

NOTE 15 - OPERATING RISK

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

Source of Supply
The Company purchases components for its products from a number of suppliers. However, on occasion, a customer’s specifications may require us to purchase components from a specific supplier. The Company does not have any long term contracts with any of its suppliers, and the Company believes that alternative suppliers are available. Although the Company has not been subject to shortages for any of its components, since it does not have long-term contracts, the Company may be subject to cutbacks and price increases which it may not be able to pass on to its customers in the event that the demand for components generally exceeds the capacity of its suppliers.

NOTE 16 – IMPORTANT ASSETS’ MORTGAGE & GUARANTEE ISSUES

(a)
The Company reached an asset mortgage agreement with Nanjing Runji Building Materials Industrial Ltd., Co. on April 30, 2008. Nanjing Runji Building Materials Industrial Ltd., Co. acquired a short term bank loan of USD$1,461,881 with an interest rate of 7.47% per annum in Nanjing Daxinggong Branch of Bank of Construction in China commencing on April 30, 2008 and expiring on April 29, 2009. The bank loan was mortgaged by assets of Anhui Province Runji Cement Ltd., Co., and the mortgage period is from April 30, 2008 to April 29, 2009. Runji provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co., including the principal of USD$1,461,881, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage. The mortgage asset list below was decided by Runji’s management when it provided the mortgage to Nanjing Runji Building Materials Industrial Ltd., Co.

Mortgage Asset List

Mortgage Asset Name	Ownership Certificate No.	Location	Area or Quantity	Mortgage Asset Value (USD$)	Whether mortgaged for other debts	Notes
Land Usage Right	Han State (2005) No. 083	Xianzhong Town, Hanshan County, Anhui Province	64,051.6 Square Meters	1,526,263	No	Total original area: 278,691 Square Meters
House	Real Estate Property Zi Guan No. 06001650	Runji Cement Factory Area	8,690.21 Square Meters	1,034,296	No
House	Real Estate Property Right Zi Guan No. 06001652	Runji Cement Factory Area	3,258.63 Square Meters	387,837	No
Total				2,948,396

(b)
The Company reached a credit guaranty agreement with Nanjing Runji Building Materials Industrial Ltd., Co. on March 31, 2008. Nanjing Runji Building Materials Industrial Ltd., Co. thus received a one-year short term bank loan of USD$2,923,763 with an interest rate of 7.47% per annum from Daxinggong Branch of Bank of Construction in China commencing on March 31, 2008 and expiring on March 30, 2009. Runji Cement provided credit guaranty to Nanjing Runji Building Materials Industrial Ltd., Co. The guaranty period is from March 31, 2008 until the maturity of the bank loan two years thereafter. The credit guaranty includes the principal of USD$2,923,763, interest (including compound interest and default interest), penalties, claims, and other payments that the debtor should pay to the mortgage.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 25, 2009, which is the date the financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of August 31, 2009  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on that assessment, Management has concluded that the Company’s internal control over financial reporting was effective as of August 31, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

During the year ended August 31, 2009 there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                Other Information

None.

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of August 31, 2009.

Name	Age	Position
Shouren Zhao	52	Chairman, Chief Executive Officer and President
Xiangfei Zeng	39	Chief Financial Officer
Xuanjun Yang	52	Director
Liming Bi	42	Director

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

Biographies

Shouren Zhao, Chairman, Chief Executive Officer and President – 52

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

Xiangfei Zeng, Chief Financial Officer – 39

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

Xuanjun Yang, Director – 52

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

Liming Bi, Director – 42

Mr. Bi is a university graduate. He has been working at our company for many years in production technology, facility management and quality control. In 2003, Mr. Bi acted as Construction Deputy Commander in Chief and Production Deputy General Manager, responsible for technology R&D. He has significant experience in cement making and business management.

Meetings of Our Board of Directors

Anhui Runji’s Board of Directors held no meetings during the year ended August 31, 2009.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5 if the company has a class of securities registered under Section 12 of the Exchange Act.  Inasmuch as we had a class of securities registered under Section 12 of the Exchange Act during the year ended August 31, 2009, our officers, directors or 10% shareholders were required to file ownership reports.  We are current in our Section 16(a) beneficial ownership reporting.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.                      Executive Compensation

The following table sets forth, as of August 31, 2009, the compensation paid to our Chairman, Chief Executive Officer and President and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shouren Zhao	2009	-	-	-	-	-	-	-	0
	2008	5,033	-	-	-	-	-	-	5,033
	2007	-	-	-	-	-	-	-	0

Xiangfei Zeng	2009	-	-	-	-	-	-	-	0
	2008	-	-	-	-	-	-	-	0
	2007	-	-	-	-	-	-	-	0

We made no grants of stock options or stock appreciation rights since our inception to August 31, 2009.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended August 31, 2009.

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

Change of Control

As of August 31, 2009, we had no pension plans or compensatory plans or other arrangements that provide compensation on the event of termination of employment or change in control of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2009 by: (i) each of our directors, (ii) each of our named executive officers and (iii) owners of 5% or more of our common shares. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Annual Report on Form 10-K.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent (%) of Class(1)
5% Owners
Cai Ying Jiang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	27,872,000	(2)	35.4%
Wei Chu Meng Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(3)	51.6%
Jing Yang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	6,072,000		7.7%
Qiong Yang Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	6,000,000		7.6%
Min Yan Zhao Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	7,000,000		8.8%
Ting Zhao Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	7,700,000		9.8%
Executive Officers
Shouren Zhao Chairman, CEO and President Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(4)	51.6%
Directors
Shouren Zhao Chairman, CEO and President Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	40,700,000	(4)	51.6%
Xuanjun Yang, director Xian Zhong Town, Han Shan County Chao Hu City, Anhui Province People’s Republic of China	27,872,000	(5)	35.4%
Officers and Directors as a Group (2 individuals)	68,572,000		87.0%

(1)	There are 78,832,064 shares of common stock issued and outstanding as of August 31, 2009.

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

The Company, Shouren Zhao, Timothy Crottey and the Ren Subsidiaries consummated the Share Exchange on November 1, 2007, and the Company, Shouren Zhao and Timothy Crottey consummated the Share Purchase also on November 1, 2007.  Pursuant to the Share Exchange, Shouren Zhao acquired 55,000,000 shares of common stock from the Company under an exemption from registration afforded by Regulation S of the Securities Act of 1933, as amended, in exchange for 100% of the share capital of Ren Ji Cement Investment Co., Ltd.  Pursuant to the Share Purchase, Shouren Zhao acquired 18,500,000 shares owned by Timothy Crottey in a private sale for $540,000.  As a result of the two transactions, Shouren Zhao acquired 73,500,000 of the 78,832,064 issued and outstanding shares of common stock of the Company, representing 93.2% of the issued and outstanding shares.   No other directors or officers of the Company acquired any shares of common stock in these transactions.  Shouren Zhao was also appointed the Chairman, Chief Executive Officer and President of the Company.

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

As of August 31, 2009, Shouren Zhao loaned $611,899 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2009, Xuanjun Yang, a director, loaned $788,052 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2009, Nanjin Hongren and Nanjin Runji, related companies owned by Zhao and Yang, loaned $8,279,088 and $7,135,035, repectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

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

Item 14.                         Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended August 31, 2009 and August 31, 2008 and any other fees billed for other services rendered by our auditors during these periods.

Malone & Bailey, PC
Period from September 1, 2008 to August 31, 2009
Audit fees	$92,000
Audit-related fees	0
Tax fees	0
All other fees	$92,000
Total
Period from September 1, 2007 to August 31, 2008
Audit fees	$76,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$76,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended August 31, 2009.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Table of Contents to Consolidated Financial Statements” set forth on page 20.

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

CHINA RUNJI CEMENT INC.

Date: November 25, 2009	By:	/s/ Shouren Zhao
Shouren Zhao,
Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Shouren Zhao	November 25, 2009
Shouren Zhao, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Xiangfei Zeng	November 25, 2009
Xiangfei Zeng
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xuanjun Yang	November 25, 2009
Xuanjun Yang Director

/s/ Liming Bi	November 25, 2009
Liming Bi Director