Form 10-Q
period 2009-11-30
CHINA RUNJI CEMENT INC
filed 2010-01-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 000-51755

CHINA RUNJI CEMENT INC.
(Exact name of Registrant as specified in its charter)

Delaware	98-0533824
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Xian Zhong Town, Han Shan County
Chao Hu City, An Hui Province, People’s Republic of China
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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  January 14, 2010, 78,832,064  shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended November 30, 2009

China Runji Cement, Inc.
Consolidated Balance Sheets
(UNAUDITED)

	November 30,	August 31,
	2009	2009
ASSETS
Current Assets
Cash and cash equivalents	$85,263	$752,952
Accounts receivable, net (Note 3)	6,448,924	7,758,060
Accounts receivable from related party (Note 3)	127,393	120,615
Advances (Note 5)	6,331,431	6,323,149
Short Term Deferred Assets (Note 7)	76,889	102,298
Inventory (Note 4)	2,346,376	2,015,140
Prepaid expenses and other receivables	2,062,071	1,110,522
Total Current Assets	17,478,347	18,182,736

Advance for construction In progress projects (Note 5)	3,089,211	2,743,828
Property, plant and equipment, net (Note 6)	54,281,423	51,766,946
Intangible Assets & Deferred Charges (Note 7)	4,515,689	4,416,306
Total Assets	$79,364,670	$77,109,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payables and accrued liabilities (Note 8)	$20,818,228	$19,477,476
Short-term loans (Note 9)	13,330,404	13,301,615
Long-term loan-current portion (Note 11)	758,145	733,143
Due to related parties (S/T)(Note 10)	16,999,217	16,816,524
Taxes payable and other	360,574	739,405
Total Current Liabilities	52,266,568	51,068,163

Long-Term loan-non-current portion (Note 11)	37,130	235,174
Total Liabilities	52,303,698	51,303,337

Commitments and Contingencies (Note 12)	-	-

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized,
$0.0001 par value 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,590,473	2,535,914
Retained earnings	12,134,654	10,934,720
Total Stockholders' Equity	27,060,972	25,806,479

Total Liabilities and Stockholders' Equity	$79,364,670	$77,109,816

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the three months ended November 30,
	2009	2008

Revenue	$10,930,701	$15,750,411
Cost of goods sold	10,225,190	13,697,507
Gross Profit	705,511	2,052,904
Operating Costs and Expenses:
Selling expenses	86,647	72,052
G&A expenses	625,380	373,663
Depreciation of property, plant and equipment	39,566	37,788
Total operating costs and expenses	751,593	483,503
Income From Operations	(46,082)	1,569,401

Interest income	-	972
Interest expenses	(222,098)	(20,756)
Government Subsidies / Grants	1,875,336	731,891
Other income (expenses)	(3,975)	(62,784)

Income Before Income Taxes	1,603,181	2,218,724
Income taxes	403,247	553,751

Net Income	1,199,934	1,664,973

Other Comprehensive Income
Foreign currency translation adjustment	54,559	49,864

Comprehensive Income	$1,254,493	$1,714,837

Earnings Per Share - Basic and Diluted	$0.02	$0.02

Weighted Average Shares Outstanding- Basic and Diluted	78,832,064	78,832,064

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement, Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)
	For the three months ended November 30,
	2009	2008

Operating activities
Net income	$1,199,934	$1,664,973
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	69,289	64,560
Depreciation, expense and cost	1,159,684	967,993
Changes in operating assets and liabilities:
Accounts receivable, net	1,319,321	(2,304,326)
Advances to suppliers	5,334	-
Prepaid expenses and other receivables	(949,992)	604,849
Inventory	(326,896)	(1,001,812)
Accounts payable and accrued liabilities	1,298,818	4,040,687
Customer Deposit	-	467,181
Tax payable	(380,423)	(876,264)
Net cash provided by (used in) operating activities	3,395,069	3,627,841

Investing activities
Collection of loans to related parties	-	7,247
Property, plant and equipment additions	(3,902,162)	(802,630)
Net cash provided by (used in) investing activities	(3,902,162)	(795,383)

Financing activities
Short term loan proceeds	878,928	-
Short term loan repayment	(878,928)	-
Proceeds/(repayment) of related party loans	146,488	(2,849,421)
Principle payment of the sale-leaseback financing	(175,126)	-
Net cash provided by (used in) financing activities	(28,638)	(2,849,421)

Effect of exchange rate changes on cash and cash equivalents	(131,958)	(5,578)

Increase (decrease) in cash and cash equivalents	(667,689)	(22,541)

Cash and cash equivalents, beginning of year	752,952	415,031

Cash and cash equivalents, end of year	$85,263	$392,490

Supplemental Disclosures
Interest Paid	$98,225	$20,756
Income taxes paid	$403,247	$1,442,353

Noncash Investing and Financing Activities
Reclassification of CIP to Property, Plant & Equipment	$7,160,024	$-
Transfer to CIP from Advances	$3,496,594	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Presently, Anhui Runji’s main market is in Hefei city and Pukou area of Nanjing city. On January 8, 2008, to reflect its business and business plan, the Company changed its name from “FitMedia Inc.” to “China Runji Cement Inc.”

Basis of Presentation

These accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the August 31, 2009 audited financial statements of the Company and the notes thereto as included in the Company’s Form 10-K filed on November 25, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would substantially duplicate the disclosure required in the Company’s August 31, 2009 annual financial statements have been omitted.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Government Subsidies Income

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

During the quarter ended November 30, 2009, the Local Tax Bureau of Hanshan County has confirmed to refund the resource tax of RMB 6,791,164 to the Company and the local government of Hanshan County granted RMB 6,000,000 to the Company as the allowance for the Company’s waste heat generator project. The government subsidy income totaled $1,875,336 during this quarter.

New Accounting Pronouncement

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the quarter ended November 30, 2009. There is no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended August 31, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

NOTE 2 – GOING CONERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $34,788,221 as of November 30, 2009. This factor raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company plans to obtain additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	30-Nov-09	31-Aug-09

Notes Receivable	$580,978	$199,148

Accounts Receivable –Trade	$5,867,946	$7,558,912
Accounts Receivable from related party	127,393	120,615
Allowance for Doubtful Accounts	-	-
	$6,576,317	$7,878,675

The accounts receivable from related party was $127,393 and $120,615 at November 30, 2009 and August 31, 2009 respectively. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $1,423,377 and $2,923,464 at November 30, 2009 and August 31, 2009 respectively, is used as a securitization for the ICBC Hanshan bank loan (Note 9).

NOTE 4 – INVENTORY

Inventory consists of the following:

	30-Nov-09	31-Aug-09

Raw Materials	$303,034	$702,529
Packaging Materials	29,772	25,138
Semi-Finished Goods	1,322,298	292,376
Finished Goods	852,316	871,976
Supplies	(161,044)	123,121
	$2,346,376	$2,015,140

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	30-Nov-09	31-Aug-09
Advances to suppliers	$6,331,431	$6,323,149
Advance for Construction In Progress projects	3,089,211	2,743,828
Advances	$9,420,642	$9,066,977

Advances to suppliers represent amounts prepaid for raw materials. Advances for construction in progress projects represents amounts prepaid for Construction in Progress. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	30-Nov-09	31-Aug-09

Building – Cost	$28,515,642	$28,423,400
Building - Accumulated Depr	(3,754,164)	(3,407,631)
Building – Net	24,761,478	25,015,769

Equipment & Machinery – Cost	38,483,171	31,245,848
Equipment & Machinery - Accumulated Depr	(9,286,696)	(8,464,956)
Equipment & Machinery – Net	29,196,475	22,780,892

Automobiles – Cost	293,459	292,828
Automobiles – Accumulated Depr	(165,846)	(151,579)
Automobiles – Net	127,613	141,249

Other Equipment – Cost	31,031	30,964
Other Equipment - Accumulated Depr	(18,157)	(16,648)
Other Equipment – Net	12,874	14,316

Computer Equipment – Cost	32,911	32,841
Computer Equipment - Accumulated Depr	(13,549)	(11,960)
Computer Equipment – Net	19,362	20,881

Total Fixed Assets - Net	$54,117,802	$47,973,107

Construction in progress	163,621	3,793,839

	$54,281,423	$51,766,946

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	30-Nov-09	31-Aug-09

Mineral exploration right-Shihuishi	$3,404,349	$3,428,391
Mineral exploration right-Shayan	217,705	224,399
Land acquisition compensation (Compensating fee for mine and forest)	520,417	535,359
Planting fee in working place	205,610	47,953
Compensating fee for stone materials in Baxiong Village	15,985	16,444
Compensating fee for limekiln and drought land in Baxiong Village	13,901	14,301
Compensating fee for sandstone land in Qiaomai Village	87,908	90,433
Debt issue cost	49,814	59,026
	$4,515,689	$4,416,306
Short term deferred asset - Guarantee fee related to loan	$76,889	$102,298

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	30-Nov-09	31-Aug-09

Accounts payable	$14,451,939	$12,424,023
Other Payables	6,242,519	6,952,818
Accrued liabilities	123,770	100,635
Payables and accrued liabilities	$20,818,228	$19,477,476

NOTE 9 – SHORT-TERM LOANS

Short term loans consist of:

	30-Nov-09	31-Aug-09

Xian Zong Credit Bank	$878,928	$438,519
PuFa Bank WenHu business branch	4,248,151	4,239,022
ICBC Hanshan	2,929,759	2,923,464
Huishang Bank Sales Department	5,273,566	5,262,235
Runfeng company	-	438,375
	$13,330,404	$13,301,615

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 9 – SHORT-TERM LOANS (CONT.)

The details for the Company’s bank loan at November 30, 2009 are as follows:

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)
* Xian Zong Credit Bank	878,928	2009-11-16	2010-11-16	0.8835%
** PuFa Bank WenHu business branch	4,248,151	2009-4-30	2010-4-30	0.4425%
*** ICBC Hanshan	2,929,759	2009-6-26	2010-6-26	0.4425%
**** Huishang Bank Sales Department	5,273,566	2009-6-22	2010-6-22	0.4425%

* The loan from the Xian Zong Credit Bank was pledged in collateral of machine equipment in value of RMB 25,173,720.
** The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.
*** The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $1,423,377 and $2,923,464 (Note 3) at November 30, 2009 and August 31, 2009 respectively.
**** The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

NOTE 10 –DUE TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjing Hongren	A company controlled by shareholder

Nanjing Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

(b)           Due to Related Parties (S/T) consists of the following:

	30-Nov-09	31-Aug-09

Due to related party – Nanjing Hongren	$8,296,916	8,279,088
Due to related party – Nanjing Runji	7,150,399	7,135,035
Due to related party – Zhao, Shouren	686,461	611,899
Due to related party – Yang, Xuanjun	862,993	788,052
Miscellaneous	2,448	2,450
	$16,999,217	16,816,524

The above amounts due to related parties represent loans payable are short-term loans that are unsecured and non-interest bearing, and the loans usage will depends on the Company’s business operations.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2009
(UNAUDITED)

NOTE 11 – LONG-TERM LOAN

The details for the Company’s long-term loan are as follows:

	Year Ended 30-Nov-09	Year Ended 31-Aug-09

Long-term loan – Anhui Yuanzhong (current portion)	$758,145	$733,143
Long-term loan – Anhui Yuanzhong (Non-current portion)	37,130	235,174
	$795,275	$968,317

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

NOTE 13 – INCOME TAXES

The Company’s Chinese Enterprise Income Tax (“EIT”) rate is 25%,

	Three months ended 30-Nov-09	Three months ended 30-Nov-08
Income Taxes	$403,247	$553,751

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

The Company has no United States corporate income tax liability as of November 30, 2009 and 2008.

NOTE 14 – IMPORTANT ASSETS’ MORTGAGE & GUARANTEE ISSUES

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

NOTE 15 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 14, 2010 which is the date the consolidated financial statements were issued, and has concluded that no such events or transactions took place which would require disclosure herein.

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

The Company’s net sales to customers for the three months ended November 30, 2009 and November 30, 2008, were $10,930,701 and $15,750,411, respectively.

Anhui Runji’s Plan of Operation

▪	We plan to raise adequate capital over the next five years for expansion and growth.
▪
We plan to construct a third production line in late 2010, which will have a daily cement clinker production capacity of 5,000 tons or 1.5 million tons annually, respectively. Upon completion, our total cement production capacity will reach 3.6 million tons per year, and cement clinker production will reach 3 million tons per year, controlling 30% of the market share within a 100 miles radius of our production facility.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2009 AND 2008

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

Revenues

We generated all of our revenue primarily by selling cement products. Revenues decreased by $4,819,710 or 30.6% to $10,930,701 for the three months ended November 30, 2009 from $15,750,411 for the three months ended November 30, 2008.  The decrease is primarily the result of lower sales volume especially PO42.5 cement; and also due to a decline in the retail price for cement products. The breakdown of our revenue and volume is shown as follows:

	For the Three Months Ended
	30-Nov-09		30-Nov-08		Difference
Revenue	USD	%	USD	%	USD	%
	10,930,701	100%	15,750,411	100%	(4,819,710)	-31%
PO 42.5	3,284,720	30%	10,053,656	64%	(6,768,936)	-67%
PO 32.5	207,388	2%	578,733	4%	(371,345)	-64%
PC 32.5	148,889	1%	922,440	6%	(773,551)	-84%
PII 52.5	1,211,749	11%	856,336	5%	355,413	42%
Clinker	6,077,955	56%	3,339,246	21%	2,738,709	82%

	For the Three Month Period Ended
	30-Nov-09		30-Nov-08		Difference
Volume	Ton	%	Ton	%	Ton	%
	381,104	100%	410,579	100%	(29,475)	-7%
PO 42.5	99,326	26%	245,131	60%	(145,805)	-59%
PO 32.5	6,325	2%	13,805	3%	(7,480)	-54%
PC 32.5	5,016	1%	24,413	6%	(19,397)	-79%
PII 52.5	32,370	8%	18,236	4%	14,134	78%
Clinker	238,067	62%	108,994	27%	129,073	118%

Note: 1) Comparing with the same period last year, the revenue of PO42.5 decreased by $6,768,936 to $3,284,720 for the three months ended November 30, 2009 from $10,053,656 for the three months ended November 30, 2008; and that  of cement clinker increased by $2,738,709 to $6,077,955 for the three months ended November 30, 2009 from $3,339,246 for the three months ended November 30, 2008; 2) the percentage of revenue of cement clinker increased to 56% for the three months ended November 30, 2009 from 21% for the three months ended November 30, 2008, following the second cement clinker production line that was put into production; 3) the percentage of volume of PO42.5 decreased to 26% for the three months ended November 30, 2009 from 60% for the three months ended November 30, 2008, the percentage of volume of cement clinker increased to 62% for the three months ended November 30, 2009 from 27% for the three months ended November 30, 2008.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2009 was $10,225,190, compared to $13,697,507 for the three months ended November 30, 2008, a decrease of $3,472,317 or approximately 25%. This is attributed to a decrease in our sales volume and decrease in the production costs.

Gross Profit

Our gross profit decreased by $1,347,393 or approximately 66% to $705,511 for the three months ended November 30, 2009 from $2,052,904 for the three months ended November 30, 2008. The decrease was primarily due to the lower sales volume and decline in the retail price for cement products.

Operating Expenses

Total operating expenses for the three months ended November 30, 2009 was $751,593, compared to $483,503 for the three months ended November 30, 2008, an increase of $268,090 or approximately 55.4%. The increase was mainly due to wages, audit fees and sewage charges.

Interest Expenses

Our interest expense for the three months ended November 30, 2009 and November 30, 2008 was $222,098 and $20,756, respectively. The increased interest expense of $201,342 was due mainly to the increase in short-term loans.

Government Subsidies

The government subsidies income increased by $1,143,445 to $1,875,336 for the three months ended November 30, 2009 from $731,891 for three months ended November 30, 2008. The increase in government subsidies income was mainly the result of a tax refund from the Chinese government in this quarter.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $34,788,221 as of November 30, 2009. This factor raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty. Although the Company plans to obtain additional sources of equity or debt financing, there is no assurance these activities will be successful.

Net cash flows provided by operating activities for the three months ended November 30, 2009 and November 30, 2008 were $3,395,069 and $3,627,841, respectively. This was primarily due to net income, decrease in accounts receivable and increase in accounts payable.

Net cash flows used in investing activities for the three months ended November 30, 2009 and November 30, 2008 were $(3,902,162) and $(795,383). This was due mainly to increased expenditures for property, plant and equipment in connection with the waste heat generator project.

Net cash flows used in financing activities for the three months ended November 30, 2009 and November 30, 2008 were $(28,639) and $(2,849,421), respectively. The decrease is primarily due to the decrease in repayment of related party loans.

Overall, we have funded most of our cash needs from inception through November 30, 2009 with operating activities and loans from related parties.

On November 30, 2009, we had cash and cash equivalents of $85,263 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

Revenue Recognition. China Runji Cement Inc. recognizes sales when revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. China Runji Cement Inc.’ sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipments are made. Substantially all of China Runji Cement Inc.’ products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

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

Income Taxes. China Runji Cement Inc. has adopted ASC 740, “Accounting for Income Taxes” (ASC 740).  ASC 740 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since China Runji Cement Inc. had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at December 31, 2006 and 2005. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Update No. 2009-01, Generally Accepted Accounting Principles (ASU 2009-01). ASU 2009-01 establishes “The FASB Accounting Standards Codification,” or Codification, which became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative. ASU 2009-01 is effective for interim and annual periods ending after September 15, 2009. The Company adopted the provisions of ASU 2009-01 for the quarter ended November 30, 2009. There is no impact on the Company’s consolidated operating results, financial position or cash flows.

In May 2009, the FASB issued ASC 855, “Subsequent Events” (ASC 855) to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 for the period ended August 31, 2009. There was no impact on the Company’s consolidated operating results, financial position or cash flows.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first three months of 2010, the Company is not currently subject to significant market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of November 30, 2009, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended November 30, 2009, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T – INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of November 30, 2009.

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

CHINA RUNJI CEMENT INC.

Date: January 14, 2010	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer