Form 10-Q
period 2010-02-28
CHINA RUNJI CEMENT INC
filed 2010-04-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  April 14, 2010, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended February 28, 2010

China Runji Cement Inc.
Consolidated Balance Sheets
(UNAUDITED)

Assets	February 28, 2010	August 31, 2009
Current Assets
Cash and cash equivalents	$1,060,962	$752,952
Accounts receivable, net (Note 3)	7,805,819	7,758,060
Accounts receivable from related party (Note 3)	139,847	120,615
Advances (Note 5)	5,616,509	6,323,149
Short Term Deferred Assets (Note 7)	51,183	102,298
Inventory (Note 4)	2,053,451	2,015,140
Prepaid expenses and other receivables	2,275,546	1,110,522
Total Current Assets	19,003,317	18,182,736

Advance for construction In progress projects (Note 5)	952,534	2,743,828
Property, plant and equipment, net (Note 6)	56,714,827	51,766,946
Intangible Assets & Deferred Charges (Note 7)	4,558,769	4,416,306
Total Assets	$81,229,447	$77,109,816

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payables and accrued liabilities (Note 8)	$24,293,531	$19,477,476
Short-term loans (Note 9)	13,310,574	13,301,615
Long-term loan-current portion (Note 11)	613,652	733,143
Due to related parties (S/T) (Note 10)	15,185,812	16,816,524
Taxes payable and other	619,036	739,405
Total Current Liabilities	54,022,605	51,068,163

Long-Term loan-non-current portion	-	235,174
Total Liabilities	54,022,605	51,303,337

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value
No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized,
$0.0001 par value 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,551,425	2,535,914
Retained earnings	12,319,572	10,934,720
Total Stockholders' Equity	27,206,842	25,806,479
Total Liabilities and Stockholders' Equity	$81,229,447	77,109,816

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the Three Months Period Ended		For the Six Months Period Ended
	February 28,		February 28,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$11,667,963	$9,290,749	$22,598,664	$25,041,160
Cost of goods sold	10,701,769	9,565,813	20,926,959	23,263,320
Gross Profit	966,194	(275,064)	1,671,705	1,777,840
Operating Costs and Expenses:
Selling expenses	47,782	87,370	134,429	159,422
A&G expenses:	913,948	513,129	1,539,328	886,792
Depreciation of property, plant and equipment	57,469	37,852	97,035	75,640
Total operating costs and expenses	1,019,199	638,351	1,770,792	1,121,854
Income (Loss) From Operations	(53,005)	(913,415)	(99,087)	655,986
Interest income Expense	(232,682)	(15,851)	(454,780)	(35,635)
Government subsidies /Grants	466,085	1,506,787	2,341,421	2,238,678
Other income (expenses)	4,042	(4,359)	67	(67,143)

Income Before Income Taxes	184,440	573,162	1,787,621	2,791,886
Income taxes expense (benefit)	(478)	(171,311)	402,769	382,440

Net Income	$184,918	$744,473	$1,384,852	$2,409,446

Other Comprehensive Income
Foreign currency translation adjustment	(39,048)	(24,890)	15,511	24,974
Comprehensive Income	$145,870	$719,583	$1,400,363	$2,434,420

Earnings Per Share, Basic and Diluted	$0.00	$0.01	$0.02	$0.03

Weighted Average Shares Outstanding	78,832,064	78,832,064	78,832,064	78,832,064

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the six months Period Ended
	28-Feb-10	28-Feb-09
Operating activities
Net income	$1,384,852	$2,409,446
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Amortization	217,554	128,788
Depreciation, expense and cost	2,461,020	2,050,958
Changes in operating assets and liabilities:
Accounts receivable, net	(61,770)	(3,748,845)
Advances to suppliers	710,830	230,519
Prepaid expenses and other receivables	(1,164,667)	416,483
Inventory	(36,976)	(734,613)
Accounts payable and accrued liabilities	4,803,604	8,402,781
Customer Deposit	-	(999,945)
Tax payable	(120,859)	(1,671,835)
Net cash provided by (used in) operating activities	8,193,588	6,483,737

Investing activities
Change in due from related parties	-	53,450
Property, plant and equipment additions	(5,887,397)	(803,268)
Net cash provided by (used in) investing activities	(5,887,397)	(749,818)

Financing activities
Short term loan proceeds	877,475	-
Short term loan (repayment)	(877,475)	-
Proceeds/(repayment) of related party loans	(1,642,307)	(5,715,952)
Principle payment of the sale-leaseback financing	(355,307)	-
Net cash provided by (used in) financing activities	(1,997,614)	(5,715,952)
Effect of exchange rate changes on cash and cash equivalents	(567)	(57,569)
Increase (decrease) in cash and cash equivalents	308,010	(39,602)
Cash and cash equivalents, beginning of year	752,952	415,031
Cash and cash equivalents, end of year	$1,060,962	$375,429

Supplemental Disclosures
Interest Paid	$316,471	$23,037
Income taxes paid	$402,307	$1,438,724

Non-Cash Investing Activity:
Construction in progress transferred to fixed assets	$11,122,965	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
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

Anhui Runji, a producer and distributor of cement located in Anhui Province in China, was established in December 2003 with registered capital of RMB 60 million. Anhui Runji started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement PO52.5, PO42.5, PO32.5 and PC32.5. Following the commencement of the second cement clinker production line in October 2008, Anhui Runji currently has one production line of cement and one of cement clinker; each is designed to produce 2,500 tons per day.

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
February 28, 2010
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

During the quarter ended November 30, 2009, the Local Tax Bureau of Hanshan County has confirmed to refund the resource tax of RMB 6,791,164 to the Company and the local government of Hanshan County granted RMB 6,000,000 to the Company as the allowance for the Company’s waste heat generator project. During the quarter ended February 28, 2010, the local government of Hanshan County granted RMB 3,198,000 to the Company to support its operation and growth. The government subsidy income totaled 2,341,421during the six months ended February 28, 2010.

New Accounting Pronouncements

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009.  The adoption of this standard had no material effect on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  The adoption of this standard had no material effect on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No.160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 2 – GOING CONERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $35,019,288 as of February 28, 2010. This factor raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company plans to obtain additional sources of equity or debt financing, there is no assurance these activities will be successful.

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	28-Feb-10	31-Aug-09

Notes Receivable	$879,349	$199,148

Accounts Receivable –Trade	$6,926,470	$7,558,912
Accounts Receivable from related party	139,847	120,615
Allowance for Doubtful Accounts	-	-
	$7,945,666	$7,878,675

The accounts receivable from related party was $139,847 and $120,615 at February 28, 2010 and August 31, 2009 respectively. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $2,456,247 and $2,923,464 at February 28, 2010 and August 31, 2009 respectively, is used as a securitization for the ICBC Hanshan bank loan (Note 9).

NOTE 4 – INVENTORY

Inventory consists of the following:

	28-Feb-10	31-Aug-09

Raw Materials	$662,748	$702,529
Packaging Materials	30,300	25,138
Semi-Finished Goods	612,274	292,376
Finished Goods	748,129	871,976
Supplies	-	123,121
	$2,053,451	$2,015,140

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	28-Feb-10	31-Aug-09
Advances to suppliers	$5,616,509	$6,323,149
Advance for Construction In Progress projects	952,534	2,743,828
Advances	$6,569,043	$9,066,977

Advances to suppliers represent amounts prepaid for raw materials. Advances for construction in progress projects represents amounts prepaid for Construction in Progress.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	28-Feb-10	31-Aug-09

Building – Cost	$32,015,171	$28,423,400
Building - Accumulated Depr	(4,115,677)	(3,407,631)
Building – Net	27,899,494	25,015,769

Equipment & Machinery – Cost	38,857,569	31,245,848
Equipment & Machinery - Accumulated Depr	(10,191,893)	(8,464,956)
Equipment & Machinery – Net	28,665,676	22,780,892

Automobiles – Cost	293,022	292,828
Automobiles – Accumulated Depr	(179,519)	(151,579)
Automobiles – Net	113,503	141,249

Other Equipment – Cost	30,984	30,964
Other Equipment - Accumulated Depr	(19,602)	(16,648)
Other Equipment – Net	11,382	14,316

Computer Equipment – Cost	32,862	32,841
Computer Equipment - Accumulated Depr	(15,089)	(11,960)
Computer Equipment – Net	17,773	20,881

Total Fixed Assets - Net	$56,707,828	$47,973,107

Construction in progress	6,999	3,793,839

	$56,714,827	$51,766,946

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	28-Feb-10	31-Aug-09

Mineral exploration right-Shihuishi	$3,403,743	$3,428,391
Mineral exploration right-Shayan	210,215	224,399
Land acquisition compensation (Compensating fee for mine and forest)	503,571	535,359
Planting fee in working place	265,635	47,953
Compensating fee for stone materials in Baxiong Village	15,468	16,444
Compensating fee for limekiln and drought land in Baxiong Village	13,451	14,301
Compensating fee for sandstone land in Qiaomai Village	106,272	90,433
Debt issue cost	40,414	59,026
	$4,558,769	$4,416,306
Short term deferred asset - Guarantee fee related to loan	$51,183	$102,298

NOTE 8 –PAYABLES AND ACCRUED LIABILITIES

Payables and accrued liabilities consist of the following:

	28-Feb-10	31-Aug-09

Accounts payable	$17,999,931	$12,424,023
Other Payables	5,752,597	6,952,818
Accrued liabilities	541,003	100,635
Payables and accrued liabilities	$24,293,531	$19,477,476

NOTE 9 – SHORT-TERM LOANS

Short term loans consist of:

	28-Feb-10	31-Aug-09

Xian Zong Credit Bank	$877,620	$438,519
PuFa Bank WenHu business branch	4,241,832	4,239,022
ICBC Hanshan	2,925,401	2,923,464
Huishang Bank Sales Department	5,265,721	5,262,235
Runfeng company	-	438,375
	$13,310,574	$13,301,615

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 9 – SHORT-TERM LOANS (CONT.)

The details for the Company’s bank loans at February 28, 2010 are as follows:

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)
* Xianzhong Credit Bank	877,620	2009-11-16	2010-11-16	0.8835%
** PuFa Bank WenHu business branch	4,241,832	2009-4-30	2010-4-30	0.4425%
*** ICBC Hanshan	2,925,401	2009-6-26	2010-6-26	0.4425%
**** Huishang Bank Sales Department	5,265,721	2009-6-22	2010-6-22	0.4425%

*	The loan from the Xian Zong Credit Bank was pledged in collateral of machine equipment in value of RMB 25,173,720.
**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land use right.
***	The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $2,456,247 and $2,923,464 (Note 3) at February 28, 2010 and August 31, 2009 respectively.
****	The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

NOTE 10 –DUE TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 10 –DUE TO RELATED PARTIES (CONT.)

(b)           Due to Related Parties (S/T) consists of the following:

	28-Feb-10	31-Aug-09

Due to related party – Nanjin Hongren	$7,972,327	8,279,088
Due to related party – Nanjin Runji	6,720,658	7,135,035
Due to related party – Zhao, Shouren	249,555	611,899
Due to related party – Yang, Xuanjun	240,368	788,052
Miscellaneous	2,904	2,450

	$15,185,812	16,816,524

The above amounts due to related parties represent loans payable are long-term loans that are unsecured and non-interest bearing, and the loans usage will depends on the Company’s business operations.

NOTE 11 –LONG-TERM LOAN

The details for the Company’s long-term loan are as follows:

	Year Ended 28-Feb-10	Year Ended 31-Aug-09

Long-term loan – Anhui Yuanzhong (current portion)	$613,652	$733,143
Long-term loan – Anhui Yuanzhong (Non-current portion)	-	235,174
	$613,652	$968,317

NOTE 13 – COMMITMENTS AND CONTINGECIES

Social Insurance for Employees

According to the prevailing laws and regulations of the PRC, the Company is required to cover its employees with medical, retirement and unemployment insurance programs. Management believes that due to the transient nature of its employees, the Company does not need to provide all employees with such social insurances, and has paid the social insurances for the Company’s employees who have completed six months’ continuous employment with the Company.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2010
(UNAUDITED)

NOTE 14 – INCOME TAXES

The Company’s Enterprise Income Tax (“EIT”) rate of 25%,

	Six months ended 28-Feb-10	Six months ended 28-Feb-09

Income Taxes	$402,769	$382,440

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

The Company has no United States corporate income tax liability as of February 28, 2010 and 2009.

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

●
Demand and piggy-back registration rights were granted to the Ren Shareholder with respect to shares of the Company’s restricted common stock to be acquired by him at closing in a Regulation S offering.

●
On the Closing Date, the current officers of FitMedia resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of FitMedia, notably Shouren Zhao, as Chairman, CEO and President and Yichun Jiang as CFO.

●
On the Closing Date, Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as directors of FitMedia, notably Liming Bi and Xuanjun Yang.

●	On the Closing Date, FitMedia paid and satisfied all of its “liabilities” as such term is defined by U.S. GAAP as of the closing.
●	As of the Closing, the parties consummated the transactions contemplated by the Stock Purchase Agreement.

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

Anhui Runji is a producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations, which was founded in December 2003.  Its initial capital was 60,000,000 RMB and there were two founding shareholders who owned such capital in a ratio of 60 to 40%.  Anhui Runji is located in Xianzong Town, Hanshan County, An Hui Province, where the factory occupies an area of 418 mus, and its limestone mine comprises an area of 1,000 mus.  The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

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

The Company obtained its production license in 2005. Presently, the Company mainly focuses production on Runji Brand cement P.II52.5, P.O42.5, P.O32.5 P.C32.5 as well as cement clinker.  P.II52.5 is a high grade, high strength cement that is made for Anhui and Jiangsu Provinces and the region north of the Changjiang River and is used in large infrastructure projects. The cement clinker is the semi-finished ingredient of cement, which can be processed into different categories of cement products.

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

The Company’s net sales to customers for the six months ended February 28, 2010 and February 28, 2009 were $22,598,664 and $25,041,160, respectively.

Anhui Runji’s Plan of Operation

●	We plan to raise adequate capital over the next five years for expansion and growth.
●
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2010 AND 2009

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

Revenues

We generated all of our revenue primarily by selling cement products and cement clinkers.

	For the Three Months Ended			For the Six Months Ended
	February 28, 2010	February 29, 2009	Difference	February 28, 2010	February 29, 2009	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Revenue	$11,667,963	$9,290,749	$2,377,214	$22,598,664	$25,041,160	$(2,442,496)
cement	4,912,869	4,984,134	(71,265)	9,772,821	17,395,299	(7,622,478)
cement clinker	6,755,094	4,306,615	2,448,479	12,825,843	7,645,861	5,179,982

Revenues increased by $2,377,214 or 25.5% to $11,667,963 for the three months ended February 28, 2010 from $9,290,749 for the same corresponding period in 2009.  The decreased cement sales revenue of $71,265 is mainly attributable to the cement clinker produced by the first cement production line being made into cement products after putting the second cement clinker line into production. The sales revenue of the cement clinker increased $2,448,479, which is primarily the result of increased sales volume from cement clinker produced by the second production line.

Revenues decreased by $2,442,496 or 9.8% to $22,598,664 for the six months ended February 28, 2010 from $25,041,160 for the same corresponding period in 2009, during which 2009 period the sales revenue of cement products decreased $7,622,478 and the sales revenue of cement clinker increased $5,179,982. The decrease is primarily the result of lower cement sales volume, especially PO42.5 cement; and also due to a decline in the retail price for cement products.

Cost of Goods Sold

	For the Three Months Ended			For the Six Months Ended
	February 28, 2010	February 29, 2009	Difference	February 28, 2010	February 29, 2009	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Cost of goods sold	$10,701,769	$9,565,813	$1,135,956	$20,926,959	$23,263,320	$(2,336,361)
cement	4,318,666	5,484,927	(1,166,261)	8,900,080	14,862,261	(5,962,181)
cement clinker	6,383,103	4,080,886	2,302,217	12,026,879	8,401,059	3,625,820

Our cost of goods sold for the three months ended February 28, 2010 was $10,701,769 compared to $9,565,813 for the same corresponding period in 2009, an increase of $1,135,956 or approximately 12%. Our cost of goods sold for the six months ended February 28, 2010 was $20,926,959, compared to $23,263,320 for the same corresponding period in 2009, a decrease of $2,336,361 or approximately 10.04%. The decreased costs of cement products were mainly attributed to a reduction in cement production volume and a decline in the sales price of cement.

Gross Profit

Our gross profit increased by $1,241,258 to $966,194 for the three months ended February 28, 2010 from $(275,064) for the same period in 2009. Our gross profit decreased by $106,135 to $1,671,705 for the six months ended February 28, 2010 from $1,777,840 for the same period in 2009. The decrease was mostly the result of the decline in the retail sales price of cement.

Operating Expenses

Total operating expenses for the three months ended February 28, 2010 was $1,019,199, compared to $638,351 for the same period in 2009, an increase of $380,848 or approximately 59.66%.

Total operating expenses for the six months ended February 28, 2010 was $1,770,792, compared to $1,121,854 for the same period in 2009, an increase of $648,938 or approximately 57.85%. The increase was mainly due to repairs and maintenance, consulting fees, real estate tax, land use tax, social insurance and sewage charges.

Interest Expenses

Our interest expense for the three months ended February 28, 2010 and February 28, 2009 was $232,682 and $15,851, respectively.

Our interest expense for the six months ended February 28, 2010 and February 28, 2009 was $454,780 and $35,635, respectively. The increased interest expense of $419,145 was due primarily to the increase in short-term loans.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $35,019,288 as of February 28, 2010.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.  Although the Company plans to obtain additional sources of equity or debt financing, there is no assurance these activites will be successful.

Net cash flows provided by operating activities for the six months ended February 28, 2010 and February 28, 2009 were $8,193,588 and $6,483,737, respectively. This was primarily due to net income and an increase in advances and accounts payable.

Net cash flows used in investing activities for the six months ended February 28, 2010 and February 28, 2009 were $(5,887,529) and $(749,818). This was due mainly to increased expenditures for property, plant and equipment in connection with the waste heat generator project.

Net cash flows used in financing activities for the six months ended February 28, 2010 and February 28, 2009 were $(1,997,614) and $(5,715,952), respectively. This is primarily due to financial leasing and repayment of short-loan borrowing.

Overall, we have funded most of our cash needs from inception through February 28, 2010 with operating activities and loans from related parties.

On February 28, 2010, we had cash and cash equivalents of $1,060,962 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

Revenue Recognition. China Runji Cement Inc. recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. China Runji Cement Inc.’ sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment, is made. Substantially all of China Runji Cement Inc.’ products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. China Runji Cement Inc.’s business operations are conducted in the People's Republic of China. During the normal course of business, China Runji Cement Inc. extends unsecured credit to its customers.  Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.  An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. China Runji Cement Inc. reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.

Income Taxes. China Runji Cement Inc. has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since China Runji Cement Inc. had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at February 28, 2010 and August 31, 2009. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recently Issued Accounting Pronouncements

Consolidation of Variable Interest Entities – Amended (To be included in ASC 810 “Consolidation”, previously SFAS 167 “Amendments to FASB Interpretation No. 46(R)”).  SFAS 167 amends FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity.  SFAS 167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009.  The adoption of this standard had no material effect on the Company's financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASC Update 2009-05”), an update to ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  The adoption of this standard had no material effect on the Company's financial statements.

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force”.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R).  The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash.  The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).   The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification.  The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity.  The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.”  If an entity has previously adopted SFAS No.160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.  The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160.  The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements.  This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2.  A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).  This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation.  A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position.  A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques.  A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The management does not expect the adoption of this ASU to have a material impact on the Company’s financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first six months of 2010, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of February 28, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

During the quarter ended February 28, 2010, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - REMOVED AND RESERVED

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

CHINA RUNJI CEMENT INC.

Date: April 14, 2010	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer