Form 10-Q
period 2010-05-31
CHINA RUNJI CEMENT INC
filed 2010-07-15
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  July 15, 2010, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended May 31, 2010

China Runji Cement Inc.
Consolidated Balance Sheets
(UNAUDITED)

Assets	May 31, 2010	August 31, 2009
Current Assets
Cash and cash equivalents	$141,850	$752,952
Accounts receivable, net (Note 3)	8,729,607	7,758,060
Accounts receivable from related party (Note 3)	190,874	120,615
Advances	5,572,054	6,323,149
Short Term Deferred Assets	25,611	102,298
Inventory	4,148,055	2,015,140
Prepaid expenses and other receivables	1,586,919	1,110,522
Total Current Assets	20,394,970	18,182,736

Advance for construction in progress projects	930,817	2,743,828
Property, plant and equipment, net	55,484,937	51,766,946
Intangible Assets & Deferred Charges	4,438,406	4,416,306
Total Assets	$81,249,130	$77,109,816

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payables and accrued liabilities	$28,175,982	$19,477,476
Short-term loans (Note 4)	13,320,580	13,301,615
Long-term loan-current portion	427,780	733,143
Due to related parties (S/T) (Note 5)	12,514,078	16,816,524
Taxes payable and other	307,198	739,405
Total Current Liabilities	54,745,618	51,068,163

Long-Term loan-non-current portion	-	235,174
Total Liabilities	54,745,618	51,303,337

Commitments and Contingencies	-	-

Stockholders' Equity
Preferred Stock: 20,000,000 shares authorized, $0.0001 par value No shares issued and outstanding	-	-
Common Stock: 200,000,000 shares authorized, $0.0001 par value 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	12,327,962	12,327,962
Accumulated other comprehensive income	2,572,349	2,535,914
Retained earnings	11,595,318	10,934,720
Total Stockholders' Equity	26,503,512	25,806,479
Total Liabilities and Stockholders' Equity	$81,249,130	77,109,816

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the Three Months Period Ended		For the Nine Months Period Ended
	May 31,		May 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$13,643,199	$15,487,487	$36,241,863	$40,528,647
Cost of goods sold	12,673,488	15,292,572	33,600,446	38,555,892
Gross Profit	969,711	194,915	2,641,417	1,972,755

Operating Costs and Expenses:
Selling expenses	54,824	177,101	189,253	336,523
A&G expenses:	445,439	255,204	1,984,766	1,141,995
Depreciation of property, plant and equipment	46,894	38,027	143,929	113,667
Total operating costs and expenses	547,157	470,332	2,317,948	1,592,185

Income (Loss) From Operations	422,554	(275,417)	323,469	380,570
Interest income (Expense)	(185,064)	(72,834)	(639,844)	(108,469)
Government subsidies /Grants	(745,030)	-	1,596,392	-
Other income (expenses)	(18,775)	1,042,412	(18,708)	3,213,947

Income (expense) Before Income Taxes	(526,315)	694,161	1,261,309	3,486,048
Income taxes expense (benefit)	197,940	(376,825)	600,711	5,615

Net Income (loss)	$(724,255)	$1,070,986	$660,598	$3,480,433

Other Comprehensive Income
Foreign currency translation adjustment	20,924	36,540	36,435	11,566
Comprehensive Income (Loss)	$(703,331)	$1,107,526	$697,033	$3,491,999

Earnings (Loss) Per Share, Basic and Diluted	$(0.01)	$0.01	$0.01	$0.04

Weighted Average Shares Outstanding	78,832,064	78,832,064	78,832,064	78,832,064

The accompanying notes are an integral part of these unaudited financial statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the nine months Period Ended
	31-May-10	31-May-09
Operating activities
Net income	$660,598	$3,480,433
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	367,117	204,599
Depreciation, expense and cost	3,781,831	3,141,660
Changes in operating assets and liabilities:
Accounts receivable, net	(1,030,659)	(3,596,842)
Advances to suppliers	711,364	-
Prepaid expenses and other receivables	(475,205)	465,324
Inventory	(2,130,064)	469,008
Accounts payable and accrued liabilities	8,671,489	4,165,604
Customer Deposit	-	(1,001,520)
Tax payable	(433,253)	(2,059,586)
Net cash provided by operating activities	10,123,218	5,268,680

Investing activities
Change in due from related parties	-	53,534
Property, plant and equipment additions	(5,888,215)	(3,753,924)
Net cash (used in) investing activities	(5,888,215)	(3,700,390)

Financing activities
Short term loan proceeds	10,978,355	4,240,960
Short term loan (repayment)	(10,978,355)	(68,377)
Proceeds/(repayment) of related party loans	(4,326,687)	(6,681,365)
Proceeds from sale-leaseback financing –Current	-	710,818
Proceeds from sale-leaseback financing - Non current	-	427,371
Principal payment of the sale-leaseback financing	(541,907)	-
Net cash (used in) financing activities	(4,868,594)	(1,370,593)

Effect of exchange rate changes on cash and cash equivalents	22,489	(9,791)

Increase (decrease) in cash and cash equivalents	(611,102)	187,906
Cash and cash equivalents, beginning of year	752,952	415,031
Cash and cash equivalents, end of year	$141,850	$602,937

Supplemental Disclosures
Interest paid	$564,441	$41,782
Income taxes paid	$600,638	$1,444,339

Non-Cash Investing Activity:
Construction in progress transferred to fixed assets	$11,131,326	$-

The accompanying notes are an integral part of these unaudited financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
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
May 31, 2010
(UNAUDITED)

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (CONT.)

Government Subsidies Income

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.

During the quarter ended November 30, 2009, the Company recorded government subsidy income of RMB 12.8 million, including RMB 6 million received from the local government of Hanshan County as the allowance for the Company’s waste heat generator project; and a receivable of RMB 6.8 million from the Local Tax Bureau of Hanshan County for a confirmed tax refund of RMB 6,791,164. During the quarter ended February 28, 2010, the Company recorded government subsidy income of RMB 3.2 million from the local government of Hanshan County to support its operation and growth. During the quarter ended May 31, 2010, the total tax refund received was RMB 1,500,000 and management believes that the government subsidy grants shall be adjusted by RMB 5.3 million for the probable uncollectable tax refund. The adjustment is due to the change in the government policy and is recorded as a change in accounting estimate. The government subsidy income totaled RMB 10.9 million or US$1,596,392 during the nine months ended May 31, 2010.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.   Management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

NOTE 2 – GOING CONERN

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $34,350,648 as of May 31, 2010. This factor raises substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.

Although the Company plans to obtain additional funding from sources of equity or debt financing, there is no assurance these activities will be successful.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE

	31-May-10	31-Aug-09

Accounts Receivable –Trade	$8,729,607	$7,758,060
Accounts Receivable from related party	190,874	120,615
Allowance for Doubtful Accounts	-	-
	$8,920,481	$7,878,675

The accounts receivable from related party was $190,874 and $120,615 at May 31, 2010 and August 31, 2009 respectively. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $2,927,600 and $2,923,464 at May 31, 2010 and August 31, 2009 respectively, is used as a securitization for the ICBC Hanshan bank loan (Note 4).

NOTE 4 – SHORT-TERM LOANS

Short term loans consist of:

	31-May-10	31-Aug-09

Xian Zong Credit Bank	$878,280	$438,519
PuFa Bank WenHu business branch	4,245,020	4,239,022
ICBC Hanshan branch	2,927,600	2,923,464
Huishang Bank	2,342,080	5,262,235
Runfeng Company	-	438,375
Xinneng and Jiangsu Runhuan Company	2,927,600	-
	$13,320,580	$13,301,615

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(UNAUDITED)

NOTE 4 – SHORT-TERM LOANS (CONT.)

The details for the Company’s bank loans at May 31, 2010 are as follows:

Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)
* Xian Zong Credit Bank	878,280	2009-11-16	2010-11-16	0.8835%
** PuFa Bank WenHu business branch	4,245,020	2010-05-05	2011-04-27	0.5237%
*** ICBC Hanshan branch	2,927,600	2010-03-09	2011-03-16	0.6000%
**** Huishang Bank	2,342,080	2009-06-22	2010-06-22	0.4425%

*	The loan from the Xianzhong Credit Bank was pledged in collateral of machine equipment in value of RMB 25,173,720.
**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land use right.
***	The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $2,927,600 and $2,923,464 (Note 3) at May 31, 2010 and August 31, 2009 respectively.
****	The loan from the Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

The $2,927,600 borrowing from Xinneng and Jiangsu Runhuan Company is from the Company’s vendors which is non-interest bearing and due on demand.

NOTE 5 –DUE TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & President & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2010
(UNAUDITED)

NOTE 5 –DUE TO RELATED PARTIES (CONT.)

(b)           Due to Related Parties (S/T) consists of the following:

	31-May-10	31-Aug-09

Due to related party – Nanjin Hongren	$7,143,953	8,279,088
Due to related party – Nanjin Runji	4,412,906	7,135,035
Due to related party – Zhao, Shouren	527,865	611,899
Due to related party – Yang, Xuanjun	426,451	788,052
Miscellaneous	2,903	2,450
	$12,514,078	16,816,524

The above amounts due to related parties represent short-term loans that are unsecured and non-interest bearing, and the loans usage will depend on the Company’s business operations.

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

Anhui Runji is a producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations, which was founded in December 2003.  Its initial capital was 60,000,000 RMB and there were two founding shareholders who owned such capital in a ratio of 60 to 40.  Anhui Runji is located in Xianzong Town, Hanshan County, An Hui Province, where the factory occupies an area of 418 mus, and its limestone mine comprises an area of 1,000 mus.  The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

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

The Company’s net sales to customers for the nine months ended May 31, 2010 and May 31, 2009 were $36,241,863 and $40,528,647, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2010 AND 2009

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “will,” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

Revenues

We generated all of our revenue primarily by selling cement products and cement clinkers.

	For the Three Months Ended			For the Nine Months Ended
	May 31, 2010	May 31, 2009	Difference	May 31, 2010	May 31, 2009	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Revenue	$13,643,199	$15,487,487	$(1,844,288)	$36,241,863	$40,528,647	$(4,286,784)
Cement	6,797,918	7,374,466	(576,548)	16,568,034	24,777,907	(8,209,873)
Cement clinker	6,845,281	8,113,021	(1,267,740)	19,673,829	15,750,740	3,923,089

Revenues decreased by $1,844,288 or 12% to $13,643,199 for the three months ended May 31, 2010 from $15,487,487 for the same corresponding period in 2009 and the sales revenue of cement clinker decreased $1,267,740.  The decline in revenues is primarily the result of reduced sales volume from cement clinker produced by the second production line.

Revenues decreased by $4,286,784 or 11% to $36,241,863 for the nine months ended May 31, 2010 from $40,528,647 for the same corresponding period in 2009, during which 2009 period the sales revenue of cement products declined $8,209,873 and the sales revenue of cement clinker increased $3,923,089. The decrease is primarily the result of lower cement sales volume, especially PO42.5 cement, and also due to a decline in the retail price for cement products.

Cost of Goods Sold

	For the Three Months Ended			For the Nine Months Ended
	May 31, 2010	May 31, 2009	Difference	May 31, 2010	May 31, 2009	Difference
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)

Cost of goods sold	$12,673,488	$15,292,572	$(2,619,084)	$33,600,446	$38,555,892	$(4,955,446)
Cement	6,088,144	7,859,346	(1,771,202)	14,991,543	22,717,675	(7,726,132)
Cement clinker	6,585,344	7,433,226	(847,882)	18,608,903	15,838,217	2,770,686

Our cost of goods sold for the three months ended May 31, 2010 was $12,673,488 compared to $15,292,572 for the same corresponding period in 2009, a decrease of $2,619,084 or approximately 17%. Our cost of goods sold for the nine months ended May 31, 2010 was $33,600,446, compared to $38,555,892 for the same corresponding period in 2009, a decline of $4,955,446 or approximately 13%. The decreased costs of cement products were mainly attributed to a reduction in cement production volume and a drop in the price of raw materials.

Gross Profit

Our gross profit increased by $774,796 to $969,711 for the three months ended May 31, 2010 from $194,915 for the same period in 2009. Our gross profit rose by $668,662 to $2,641,417 for the nine months ended May 31, 2010 from $1,972,755 for the same period in 2009. The increase was mostly the result of the cost control procedures that we implemented.

Operating Expenses

Total operating expenses for the three months ended May 31, 2010 was $547,157, compared to $470,332 for the same period in 2009, an increase of $76,825 or approximately 16%.

Total operating expenses for the nine months ended May 31, 2010 was $2,317,948, compared to $1,592,185 for the same period in 2009, an increase of $725,763 or approximately 46%. The increase was mainly due to repairs and maintenance, consulting fees, real estate and land use taxes, social insurance and sewage charges.

Interest Expenses

Our interest expense for the three months ended May 31, 2010 and May 31, 2009 was $185,064 and $72,834, respectively.

Our interest expense for the nine months ended May 31, 2010 and May 31, 2009 was $639,844 and $108,469, respectively. The increased interest expense of $531,375 was due primarily to the increase in short-term loans.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, the Company had a working capital deficiency of $34,350,648 as of May 31, 2010.  This factor raises substantial doubt about the ability of the Company to continue as a going concern.  The consolidated financial statements have been prepared on a going concern basis and do not include any adjustments that might result from the outcome of this uncertainty.  Although the Company plans to obtain additional sources of equity or debt financing, there is no assurance these activities will be successful.

Net cash flows provided by operating activities for the nine months ended May 31, 2010 and May 31, 2009 were $10,123,218 and $5,268,680, respectively. This was primarily due to net income and an increase in accounts payable.

Net cash flows used in investing activities for the nine months ended May 31, 2010 and May 31, 2009 were $(5,888,215) and $(3,700,390). This was due mainly to increased expenditures for property, plant and equipment in connection with the waste heat generator project.

Net cash flows used in financing activities for the nine months ended May 31, 2010 and May 31, 2009 were $(4,868,594) and $(1,370,593), respectively. This is primarily due to repayment of short-term loan borrowing.

Overall, we have funded most of our cash needs from inception through May 31, 2010 with operating activities and loans from financial institutes and related parties.

On May 31, 2010, we had cash and cash equivalents of $141,850 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

Revenue Recognition. China Runji Cement Inc. recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” China Runji Cement Inc.’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment, is made. Substantially all of China Runji Cement Inc.’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT).  All of China Runji Cement Inc.’s products that are sold in China are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government.  This VAT may be offset by VAT paid by China Runji Cement Inc. on raw materials and other materials included in the cost of producing their finished product.

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

Income Taxes. China Runji Cement Inc. has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. Since China Runji Cement Inc. had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts at May 31, 2010 and August 31, 2009. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

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

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted.  The management is in the process of evaluating the impact of adopting this standard on the Company’s financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first six months of 2010, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of May 31, 2010, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

Changes in Internal Control over Financial Reporting

During the quarter ended May 31, 2010, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

CHINA RUNJI CEMENT INC.

Date: July 15, 2010	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer