Form 10-K
period 2010-08-31
CHINA RUNJI CEMENT INC
filed 2010-12-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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
Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
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

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐      Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐      No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of February 26, 2010 (computed by reference to the closing price of $0.46 per share as of the last business day of the most recently completed second fiscal quarter): $3,818,719

Number of common shares outstanding at December 14, 2010: 78,832,064

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

Description of Business

Anhui Province Runji Cement Co., Limited (www.chinarunji.com), a private company located in Anhui Province in China, was established in December 2003 with registered capital of 60 million RMB. The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement P.O52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement production line and one cement clinker production line. The production capacity of each line amounts to 2,500 tons per day and one million tons per year. On January 8, 2010, Anhui Province Runji Cement Co., Limited increased its registered capital to 85 million RMB.

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

The Company produces cement through the advanced dry production process, an energy efficient and environmentally friendly cement production technique.  Although the Chinese government has mandated the elimination of 250 million tons of outdated cement production capacity by 2010, only 60% of the total output in the region is currently produced by dry process. The Company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006.  In addition, our Company passed the national GB/T 19001-2000 standard authentication. The Company’s pollution control exceeds the national standard and received “green building material” certification in 2007.

The Company has an abundant supply of high quality raw materials. The Company has obtained a 30 year mining right for 87 million tons of limestone reserve, which can supply two cement clinker production lines with a daily output of 2,500 tons for 40 years.

Presently, the Company is one of the largest cement producers and distributors in the north Changjiang region of Anhui, with a 10% market share within a 100 mile radius of its facility. The Company is the only producer of P.II52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with 70% market share within a 100 miles radius of its facility. Annual production capacity of the Company is two million tons cement and cement clinker. The Company’s main market for cement is in Hefei (Anhui Province), with total sales of 750 thousand tons, representing 75% of our total annual cement production and an additional 25% is sold in Chaohu and its surrounding areas, Moreover, the Company’s main cement clinker market is in Chaohu with total sales of 800 thousand tons in the area, representing 80% of our total annual cement clinker production, and an additional 20% is sold in Hefei.

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Business Plan

▪	We plan to raise adequate capital over the next five years for expansion and growth.
▪
We invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons. The newly invested cement clinker production line was put into production in October 2008.

▪
We invested USD$10 million to establish a waste heat power generator system to convert waste heat into electricity, which was put into operation on October 25, 2009, in order to realize significant savings on electricity costs, to improve our margins and reduce reliance on outside power sources. From October 25, 2009 to August 31, 2010, the waste heat power generator system has generated electricity of 39.6 million kilowatt-hours and saved us USD$3.45 million in electricity costs.

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

Sales by Product Category

The Company distributes a number of products, including the types of cement listed below. The sales of these types of cement for the last three years in U.S. Dollars are as follows:

	2008	2009	2010
P.II52.5	2,339,838	3,298,498	4,059,255
P.O42.5	30,232,786	25,071,088	16,501,387
P.O32.5	1,746,419	1,207,460	923,200
P.C32.5	3,186,918	1,554,558	668,252
Cement Clinker	2,959,771	24,506,290	27,911,895

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

The Market for Cement

The World Market for Cement

Cement production is a global industry. Estimates indicate that global cement production is increasing approximately 3% every year. Worldwide cement production was approximately 2.9 billion tons in 2009, with China accounting for up to 55% of that total.

According to cement sales figures, China is currently the largest producer of cement with India and America being the second and third largest producers. Since the huge demand for cement in America cannot be totally met by cement produced domestically, the U.S. also imports cement from Canada, China, Thailand and other countries. This trend is expected to continue for the next few years.

The China Market for Cement

There are over 100 cement companies in China with annual production capacity of two million tons or more. China’s total cement production was 1.65 billion tons in 2009, and is expected to reach 1.8 billion in 2010.

According to an industry study done by The Freedonia Group, and in their “Cement in China 2012” report published in January 2009, demand for cement in China will rise 6% annually through 2012, driven by rising construction spending. Nonresidential building construction will stay the largest end use, while non-building construction grows the fastest. Contractors will remain the largest market while ready-mix concrete grows most rapidly.,

China’s fixed asset investment increased 30.1% in 2009, and is expected to continue growing at 20%-25% annually in 2010 according to China’s “11th Five Year” plan (2006 – 2010). According to a 2009 Economic Review by the Consulate General of Switzerland Shanghai (the “Review”), since the end of 2008, the Chinese government has implemented a national stimulus package worth RMB 4 trillion (US$ 588 billion), a large proportion of which has been invested in the construction of infrastructure and boosting of domestic consumption.  The Review further states that banks lent out RMB 9.6 trillion in loans throughout 2009, which was almost 30% of the total GDP.  A considerable portion of bank loans went into property investment, transportation and infrastructural facilities with high demand for cement.

The National Development and Reform Commission NDRC required the elimination of 280 million tons of old technique cement production capacities (wet production technique) during the “11th Five Year” period. Accordingly, analysts anticipate a 25% - 35% cement price hike during the period of 2006 to 2010, driven by an aggressive increase in fixed asset investment and elimination of old capacities.  It is expected that industry consolidation will accelerate and market shares and industry profits will be further concentrated to strong companies.

Restrictions on cement production in developed countries caused a huge export demand in China, with increasing prices and profits in the international market.

The An Hui Province Market for Cement

Anhui is located in the Yangtze River Delta region, where the construction industry is the most developed and demand for cement is most concentrated. Anhui is rich in natural resources such as limestone mineral reserves and coal reserves, which are important in cement production. Also, the Changjiang River is located in Anhui Province, and its waters are very essential to the production of cement.

The Yangtze River Delta Region still plays an important role in the whole country. The entire GDP of this region accounts for 20% of the national sum, with only 2% of China’s land area and 11% of the Chinese population.

In 2009, infrastructure and manufacture investment contributed over 30% in Anhui’s GDP growth. Anhui Province benefited from the national stimulus package in infrastructure construction and presented a steady growth rate of 12.9%, surpassing the national average. As a result, there is a strong demand for cement. There are many large projects in the basic facilities area and in real estate development. Both require a significant amount of cement.

Anhui Province produced of 66 million tons of cement and 98 million tons of cement clinker of in 2009, an increase of 10% and 12% over the previous year, respectively, and ranked ninth in cement production in China. In Anhui Province, there are over 170 cement businesses, with total annual output of 66 million tons. However, 85% of the cement businesses lag behind Anhui Runji in terms of output and quality. The businesses that use advanced techniques in cement production are in demand. By the end of July 2010, about 29 million tons of old capacity has been eliminated in Anhui, adding additional growth potential for dry production capacity.

Huge infrastructure spending in Anhui has boosted cement demand, e.g. Hefei Xinqiao International Airport – 4 billion RMB; 675 hectare of area, expected completion by 2012; major highway expansion - 3 billion RMB to expand 60 miles of highway from four lanes to six lanes, expected completion by 2010; Anhui plans to invest 83 billion RMB in transportation and infrastructure construction during the “11th Five Year” period (2006 - 2010).

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

Our main competitors within the Hefei market are Anhui Chaodong Cement Stock Co., Ltd, Anhui Chaohu Tiepeng Cement Factory and Lujiang Dajiang Cement Co., Ltd.  Additionally, there are 10 cement grinding companies with an annual production of over one million tons who compete with us.

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

Competitive Advantages and Strategy

Cement

We believe that our product formulations, price points, lower costs, relationships, infrastructure, proven quality, and reputation represent substantial competitive advantages. We are currently able to maintain a substantially lower cost structure than competitors based in An Hui Province and neighboring locations of China.  Furthermore, we believe our competitive advantage in China is protected by significant knowledge of government regulations, business practices, and strong relationships. We are the only producer of PII52.5 cement (the highest quality cement) in the north Changjiang region of Anhui and Jiangsu Provinces, with a 70% market share within a 100 mile radius of its facility.

In comparison to Chinese competitors, we believe we possess superior technological expertise, products, marketing knowledge, and governmental relationships.

Intellectual Property

Our Company logo “Runji” was registered May 21, 2007 in Xianzong town, Hanshan County, Anhui Province.

Customers

For the twelve month period from September 1, 2009 through August 31, 2010, we achieved revenues of $50,063,989. That revenue was in part generated from the following representative customers:

Name of Customer	Products Sold	Sales for the Period by Customer (USD$)	% of Sales for the Period
Huainan Qiankun Resources Co., Ltd.	PO42.5, PII52.5	9,260,188	18.50%
Anhui Chaohu Qiangsheng Building Material Co., Ltd	PO42.5, PII52.5	5,863,219	11.71%
Chaohu Hengyuan Building Material Co., Ltd.	PO42.5, PII52.5	4,747,875	9.48%
Hefei Tianlu Concret Co., Ltd.	PO42.5, PII52.5	3,506,867	7.01%
Anhui Julong New Building Material Co., Ltd	PO42.5, PII52.5	3,386,638	6.76%

Our major construction project is the Heifei Binghu Century City commercial apartment project, which will use approximately 200,000 tons of our cement. Another important project is Anhui Economic Technological Development Area Jingdongfang factory project, which will use 15,000 tons of our cement.

Employees

Anhui Runji has a staff of approximately 324 employees in the following ten departments:  Manufacture Control Department, Raw Material Plant, Burning Plant, Ready Product Plant, Machine Repairing Plant, Electronic Department, Laboratory, Financial Department, Supply and Marketing Department, and the General Administrative Offices.  Included in the 324 employees are 33 senior managers, one general manager, three deputy general managers, one chief financial officer and 286 workers.  Anhui Runji believes it is in compliance with local prevailing wage, contractor licensing and insurance regulations, and has good relations with its employees.

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

6.	Notification regarding energy-saving and pollution emission comprehensive working plan enacted by the China National Council in June 3, 2007.

7.	Anhui Province Bulk Cement “Eleventh-Five” Development Plan enacted by Anhui Provincial Government in July 9, 2007.

8.	Anhui Province Industrial Economy “Eleventh-Five” Development Plan enacted by Anhui Provincial Government in August 13, 2007.

9.	Standardization Implement Policy enacted by the National Development and Reform Commission on January 23, 2008.

10.	Anhui Province Bulk Cement and Premix Concrete Development Policy (Protocol) published by Anhui Provincial Government in October 27, 2008 and under asking for public comments.

11.	Document to Promote Corporate Merger and Restructuring issued by China’s State Council on September 6, 2010.

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

As of August 31, 2010, the Company had cash and cash equivalents on hand in the amount of approximately $683,545. The Company anticipates that it will need approximately $30 million to implement its business plan and meet its capital expenditure needs over the next three years. The Company currently does not have any arrangements for additional financing and it may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market prices for the Company’s products, production costs, availability of credit, prevailing interest rates and the market prices for the Company’s common stock.

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

We experienced low productivity and high production costs in the past when we were delayed in our production of cement, which caused us to experience low profitability.

Our past suggests that delays in producing cement can lead to low productivity and high production costs, which result in low profitability.  If we do not implement growth with an organized and optimal expansion plan, we could continue to experience low profitability.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public entity, the Company expects these new rules and regulations to increase compliance costs and to make certain activities more time consuming and costly. As a public entity, the Company also expects that these new rules and regulations may make it more difficult and expensive for the Company to obtain director and officer liability insurance in the future and it may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for the Company to attract and retain qualified persons to serve as directors or as executive officers.

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

Item 1B.                   Unresolved Staff Comments

None.

Item 2.                      Properties

Our headquarters are located in Xian Zhong Town, Han Shan County, Anhui Province, with our plant and facilities occupying 51,989.87m2.  Our company holds a property ownership certificate for this parcel.

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

The following table shows the high and low prices of our common shares on the OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	Hi	Low

Sep 1, 2008 – Nov 30, 2008	$1.01	$1.01
Dec 1, 2008 – Feb 28, 2009	$1.00	$1.00
Mar 1, 2009 – May 31, 2009	$0.58	$0.58
Jun 1, 2009 – Aug 31, 2009	$0.58	$0.58

Sep 1, 2009 – Nov 30, 2009	$0.55	$0.25
Dec 1, 2009 – Feb 28, 2010	$0.51	$0.24
Mar 1, 2010 – May 31, 2010	$0.45	$0.10
Jun 1, 2010 – Aug 31, 2010	$0.24	$0.04

From September 1 to December 13, 2010, the highest and lowest prices of our common shares on the OTC Bulletin Board were $0.30 per share and $0.04 per share. On December 13, 2010, the closing price of our common stock on the OTC Bulletin Board on the last day it traded before the filing of this Annual Report was $0.28 per share.

We have never paid any cash dividends and currently do not intend to pay any dividends for the foreseeable future.

Holders

As of December 14, 2010, there were 129 holders of record of our common stock.

Dividends

Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of August 31, 2010, no cash dividends have been declared.

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

Equity Compensation Plans

As of August 31, 2010, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

We have not made any previously unreported sales of unregistered securities from September 1, 2009 to August 31, 2010.

Item 6.                      Selected Financial Data

Not applicable.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to the Fiscal Year Ended August 31, 2009.

Revenues.  We generated revenues of $50,063,989 for the year ended August 31, 2010, a decrease of $5,573,905 or 10.0%, compared to $55,637,894 for the year ended August 31, 2009. The decrease in revenue is primarily attributable to an overall reduction in sales of our cement products, which amounted to 207,761 tons or 22.7%.

Gross Profit.  We achieved a gross profit of $3,257,884 for the year ended August 31, 2010, a decrease of $540,844 or 14.2%, compared to $3,798,728 for the year ended August 31, 2009. The decrease in gross profit is mostly due to a decline in cement prices partially offset by a decrease in the unit cost. The unit price of cement decreased $1.80 per ton in 2010 compared year over year, while the cost of sales decreased $1 per ton in the same corresponding period.

Selling Expenses.  We incurred selling expenses of $254,150 for the year ended August 31, 2010, a decrease of $108,839 or 30.0%, compared to $362,989 for the year ended August 31, 2009. The decrease in selling expenses is mainly attributable to a reduction in sales service fee of $83,077.

General and Administrative Expenses.  We incurred general and administrative expenses of $2,843,077 for the year ended August 31, 2010, an increase of $803,985 or 39.4%, compared to $2,039,092 for the year ended August 31, 2009. Among the increased general and administrative expenses were the bad debt expenses of $192,913, sewage charges of $166,084 and other miscellaneous expenses of $215,767.

Interest Expenses. The interest expense was $997,680 for the year ended August 31, 2010, an increase of $579,397 or 138.5%, compared to $418,283 for the year ended August 31, 2009. The reason for the increase is due to the increased interest rate on the short term loans and longer borrowing period compared with last year.

Government Subsidy.  We had government subsidy granted from Hanshan government of $1,574,765 for the year ended August 31, 2010, a decrease of $1,703,101 or 51.96% compared to $3,277,866 for the year ended August 31, 2008.

Net Income.  Net income for the 2010 fiscal year was $416,997, compared to net income of $2,908,459 for the 2009 fiscal year.  The decrease is attributable to the decreased gross profit and increased expenses.

Liquidity and Capital Resources

As of August 31, 2010 and 2009, cash and cash equivalents totaled $683,545 and $752,952, respectively.

The net cash provided by operations increased by $6,366,255 to $9,139,082 for the year ended August 31, 2010 from $2,772,827 for 2009 fiscal year. The increased net cash from operations was primarily due to the contribution from advance to suppliers amounting to $5,522,327 and accounts payable and accrued liabilities amounting to $853,048. During the 2010 fiscal year, we used a total $(1,920,100) in investing activities compared to $(4,947,511) for 2009, a decrease of $3,080,921. The decrease was mainly attributable to $3,259,346 accounts payable related to the fixed assets purchase.

During the 2010 fiscal year, we used a total of $(6,263,533) in financing activities compared to net cash provided by financing activities of $2,669,980 for the 2009 fiscal year, a decrease of $8,933,513.  The decrease was primarily due to the payment for the short term loans.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2010.

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

Item 7A.                      Quantitative and Qualitative Disclosures about Market Risk

Credit Risk

The Company is exposed to credit risk from its cash in bank, fixed deposits, bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations.

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

Most of our transactions are settled in Renminbi and U.S. dollars. In the opinion of the directors, we are not exposed to significant foreign currency risk.

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

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfer of funds; quotas; domestic tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located in Item 1A on page 9 of this Form 10-K.

Item 8.                         Financial Statements and Supplementary Data

CHINA RUNJI CEMENT INC.

TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED AUGUST 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
China Runji Cement Inc.
Xian Zhong Town, Han Shan County
Chao Hu City, People’s Republic of China

We have audited the accompanying consolidated balance sheets of China Runji Cement Inc. (the “Company”) as of August 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, cash flows and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of China Runji Cement Inc. as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
December 14, 2010

China Runji Cement Inc.
Consolidated Balance Sheets
As of August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	683,545	752,952
Accounts receivable, net of allowance for doubful account of $193,339 and zero as of 08/31/2010 and 08/31/2009, respectively	9,364,751	7,758,060
Accounts receivable from related party	212,374	120,615
Advances to suppliers	826,994	6,323,149
Inventory	2,090,248	1,892,019
Other receivables	1,678,279	1,110,522
Other current assets	294,420	225,419
Total current assets	15,150,611	18,182,736

Advance for construction in progress projects	467,225	2,550,200
Property, plant and equipment, net	54,801,428	51,921,848
Intangible assets & deferred charges	4,357,468	4,416,306

Total assets	74,776,732	77,071,090

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	23,805,922	19,612,349
Short-term loans	14,094,478	13,301,615
Long-term loan-current portion	236,148	733,143
Due to related parties	10,625,700	16,816,524
Taxes payable and other	970,841	1,833,662
Total current liabilities	49,733,089	52,297,293

Long-term loan- non-current portion	-	235,174
Total liabilities	49,733,089	52,532,467

Stockholders' equity
Preferred stock: 20,000,000 shares authorized, $0.0001 par value, no shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	15,984,109	12,327,962
Accumulated other comprehensive income	2,623,937	2,535,914
Retained earnings	6,427,714	9,666,864
Total stockholders' squity	25,043,643	24,538,623

Total liabilities and stockholders' equity	74,776,732	77,071,090

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Operations and Comprehensive Income
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009

Revenue	$50,063,989	$55,637,894
Cost of goods sold	46,806,105	51,839,166
Gross profit	3,257,884	3,798,728

Operating costs and expenses:
Selling expenses	254,150	362,989
General & administrative expenses	2,843,077	2,039,092
Depreciation on office equipment	181,652	190,401
Total operating expenses	3,278,879	2,592,482

Income (loss) from operations	(20,995)	1,206,246

Other income (expenses)
Interest expense	(997,680)	(418,283)
Government subsidies/grants and other income	1,574,765	3,277,866

Income before income taxes	556,090	4,065,829

Income taxes expense	139,093	1,157,370

Net income	$416,997	$2,908,459

Other comprehensive income (loss)
Foreign currency translation adjustment	88,023	(59,876)
Comprehensive income	$505,020	$2,848,583

Earnings per share - basic and diluted	$0.01	$0.04

Weighted average shares outstanding - basic and diluted	78,832,064	78,832,064

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
Consolidated Statements of Cash Flows
For the years ended August 31, 2010 and 2009

	August 31,	August 31,
	2010	2009
Operating activities
Net income	$416,997	$2,908,459
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	548,480	273,412
Depreciation expense	5,107,531	4,266,895
Allowance for doubful account	193,339	-

Changes in operating assets and liabilities:
Accounts receivable	(1,700,381)	(4,772,788)
Advances to suppliers	5,522,327	(4,753,727)
Inventory	(190,398)	1,260,054
Changes in other receivables	(563,160)	472,002
Other current assets	(19,493)	-
Accounts payable and accrued liabilities	853,048	3,652,488
Tax payable	(870,411)	(533,968)
Net cash provided by operating activities	9,139,028	2,772,827

Investing activities
Changes in due from related parties	-	53,510
Cash paid for intangible assets and deferred expenses	(520,000)	-
Cash paid for property, plant and equipment additions	(1,920,100)	(5,001,021)
Net cash used in investing activities	(2,440,100)	(4,947,511)

Financing activities
Short term loan proceeds	14,059,672	13,301,616
Short term loan (repayment)	(13,327,397)	(438,520)
Debt issue cost		(176,857)
(Repayments) of due to related parties	(6,261,252)	(10,984,576)
Proceeds from sale-leaseback financing	-	1,491,186
Principle payment of the sale-leaseback financing	(734,556)	(522,869)
Net cash (used in) provided by financing activities	(6,263,533)	2,669,980

Effect of exchange rate changes on cash and cash equivalents	(504,856)	(157,375)

Increase (decrease) in cash and cash equivalents	(69,407)	337,921
Cash and cash equivalents, beginning of year	752,952	415,031
Cash and cash equivalents, end of year	$683,545	$752,952

Supplemental disclosures
Interest paid	$711,624	$317,708
Income taxes paid	$600,945	$1,445,088

Non-cash investing activity:
Construction in progress transferred to fixed assets	$11,190,582	$8,303,741
Advance transfer to CIP	$7,436,547	$-
Retained earning transferred to paid in capital	$3,656,147	$-
Accounts payable related to the fixed assets purchase	$3,259,346	$-

See accompanying notes to the Consolidated Financial Statements.

China Runji Cement Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the years ended August 31, 2010 and 2009

			Additional	Accumulated Other
	Common Stock		Paid In	Comprehensive	Retained
	Shares	Amount	Capital	Income	Earnings	Total
	Par ($ 0.0001)

Balances, August 31, 2008	78,832,064	$7,883	$12,327,962	$2,595,790	$6,758,405	$21,690,040
Currency translation	-	-	-	(59,876)	-	(59,876)
Net income	-	-	-	-	2,908,459	2,908,459
Balances, August 31, 2009	78,832,064	$7,883	$12,327,962	$2,535,914	$9,666,864	$24,538,623
Distribution	-	-	3,656,147		(3,656,147)	-
Currency translation	-	-	-	88,023		88,023
Net income	-	-	-	-	416,997	416,997
Balances, August 31, 2010	78,832,064	$7,883	$15,984,109	$2,623,937	$6,427,714	$25,043,643

The accompanying notes are an integral part of these financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2010 presentation.

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
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, the Company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and the Company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible.  The allowances for doubtful accounts are $193,339 and zero as of August 31, 2010 and August 31, 2010 respectively.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2010.

Intangible Assets

The Company’s intangible assets are stated at cost less accumulated amortization and are mainly comprised of limestone and sandstone mining rights. Mining rights are related to mines the Company occupies in Anhui Province, PRC and are being amortized on a straight-line basis over a period of 30 years.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Government Subsidies

A government subsidy is recognized only when there is reasonable assurance that the enterprise will comply with any conditions attached to the grant and the grant will be received.  The Company is entitled to receive treasury subsidy of local government in accordance with the “Regulations of facilitating investment in industrial enterprises” (Article 17 of Han Order [2002]) which is promulgated on October 28, 2002 by the Communist Party Commission of Han Shan County, Anhui Province and Han Shan County Government of Anhui Province. According to this regulation, the first three years of tax payable by the Company to the local government after it commenced production will be returned to the Company. The Company received $1,604,340 and $3,249,975 government subsidies during 2010 and 2009 respectively.

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

Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk, consist of cash and accounts receivable as of August 31, 2010 and 2009. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

A portion of the Company’s cash at August 31, 2010 and 2009 is maintained at various financial institutions in the PRC which do not provide insurance for amounts on deposit. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

For the years ended August 31, 2010 and 2009, the Company’s sales were mainly made to customers located in the PRC. In addition, total accounts receivables as of August 31, 2010 and 2009 also arose from customers located in the PRC.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The financial statements of the Company are translated into United States dollars in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

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

NOTE 3 – CORRECTIONS OF IMMATERIAL ERROR

Subsequent to the issuance of our consolidated financial statements for the fiscal year ended August 31, 2009, In connection with our determination of the government subsidy as non-taxable income, we received communication from local tax authority that the government subsidies and tax refunds should be subject to the PRC’s income tax and recorded as taxable income. As a result, the income tax expense and income tax payable at August 31, 2009 were understated.  Accordingly, as described below, certain previously reported amounts included in our consolidated financial statements have been corrected to reflect the correction of this error. In addition, we also identified errors in accruals for property taxes and the timely transfer of construction-in-progress that were completed to fix assets. We believe the effects of these errors are not material to our previously issued consolidated financial statements. Our conclusion that the errors were not material included an evaluation of both quantitative and qualitative factors as well as the guidance provided by SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 3 – CORRECTIONS OF IMMATERIAL ERROR (CONTINUED)

	As previously reported	Adjustment	As adjusted
Balance sheet as of August 31, 2009
Advance for construction in progress	2,743,828	(193,628)	2,550,200
Property, plant and equipment, net	51,766,946	154,902	51,921,848
Total Assets	77,109,816	(38,726)	77,071,090
Accounts payable and accrued liabilities	19,477,476	134,873	19,612,349
Taxes payable and other	739,405	1,094,257	1,833,662
Current liabilities	51,068,163	1,229,130	52,297,293
Total liabilities	51,303,337	1,229,130	52,532,467
Retained earnings	10,934,720	(1,267,856)	9,666,864
Total stockholder's equity	25,806,479	(1,267,856)	24,538,623

Statement of operations for the fiscal year ended August 31, 2009
G&A expenses	1,904,219	134,873	2,039,092
Depreciation of property, plant and equipment	151,675	38,726	190,401
Total operating expenses	2,418,883	173,599	2,592,482
Income before income taxes	4,239,428	(173,599)	4,065,829
Income tax expense	388,276	769,094	1,157,370
Net income	3,851,152	(942,693)	2,908,459
Comprehensive income	3,791,276	(942,693)	2,848,583
Earnings per share, basic and diluted	0.05	(0.01)	0.04

Statement of cash flow for the fiscal year ended August 31, 2009
Net income	3,851,152	(942,693)	2,908,459
Depreciation expense	4,228,169	38,726	4,266,895
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,517,615	134,873	3,652,488
Variance in tax payable	(1,303,062)	769,094	(533,968)

Balance sheet as of August 31, 2008
Taxes payable and other	2,374,042	325,163	2,699,205
Current liabilities	46,246,843	325,163	46,572,006
Total liabilities	46,246,843	325,163	46,572,006
Retained earnings	7,083,568	(325,163)	6,758,405
Stockholder's equity	22,015,203	(325,163)	21,690,040

Statement of operations for the fiscal year ended August 31, 2008
Income tax expense	2,216,504	325,163	2,541,667
Net income	6,962,683	(325,163)	6,637,520
Comprehensive income	8,766,859	(325,163)	8,441,696
Earnings per share, basic and diluted	0.09	-	0.09

Statement of cash flow for the fiscal year ended August 31, 2008
Net income	6,962,683	(325,163)	6,637,520
Changes in operating assets and liabilities:
Variance in tax payable	560,420	325,163	885,583

NOTE 4 – ACCOUNTS RECEIVABLE

	Year Ended	Year Ended
	31-Aug-10	31-Aug-09

Notes receivable	$138,118	$199,148
Accounts receivable –trade	$9,419,972	$7,558,912
Accounts receivable from related party	212,374	120,615
Allowance for doubtful accounts	(193,339)	-
	$9,577,125	$7,878,675

The related party sales were $212,374 and $120,615 for the year ended August 31, 2010 and 2009. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $2,539,569 and $2,923,464 at August 31, 2010 and 2009 respectively, is used as a securitization for the ICBC Hanshan bank loan at August 31, 2010.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 5 – INVENTORY

Inventory consists of the following:

	Year Ended 31-Aug-10	Year Ended 31-Aug-09

Raw materials	$741,645	$702,529
Packaging materials	27,258	25,138
Semi-finished goods	599,178	292,376
Finished goods	722,167	871,976
	$2,090,248	$1,892,019

NOTE 6 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	Year Ended 31-Aug-10	Year Ended 31-Aug-09
Advances to suppliers	$826,994	$6,323,149
Advance for construction in progress projects	467,225	2,743,828
Advances	$1,294,219	$9,066,977

Advances to suppliers represent amounts prepaid for raw materials. Advances for construction in progress projects represents amounts prepaid for Construction in Progress. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:
	Year Ended	Year Ended
	31-Aug-10	31-Aug-09

Building	$32,320,411	$28,617,028
Equipment & machinery	39,325,188	31,245,848
Automobiles	319,917	292,828
Other equipment	31,092	30,964
Computer equipment	32,977	32,841
Construction in progress	32,114	3,793,839
Total property, plant and equipment (gross)	72,061,699	64,013,348
Accumulated depreciation	(17,260,271)	(12,091,500)
Total property, plant and equipment (net)	54,801,428	51,921,848

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 8 – INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	Year Ended	Year Ended
	31-Aug-10	31-Aug-09	Terms
Mineral exploration right-Shihuishi	$3,316,634	$3,428,391	30 years
Mineral exploration right-Shayan	196,562	224,399	10 years
Land acquisition compensation (compensating fee for mine and forest)	473,066	535,359	10 years
Planting fee in working place	221,363	47,953	3 years
Compensating fee for stone materials in Baxiong Village	14,531	16,444	10 years
Compensating fee for limekiln and drought land in Baxiong Village	12,637	14,301	10 years
Compensating fee for sandstone land in Qiaomai Village	100,839	90,433	10 years
Debt issue cost	21,836	59,026	2 years
Total intangible assets & deferred charges	$4,357,468	$4,416,306

The total amortization expenses related to the intangibles and deferred charges are $548,480 and $273,412 for the years ended August 31, 2010 and 2009, respectively.

NOTE 9 – BANK LOANS

Short term loans consist of:

	Year Ended 31-Aug-10	Year Ended 31-Aug-09

Xian Zong Credit Bank	$880,670	$438,519
PuFa Bank WenHu Business Branch	4,256,568	4,239,022
ICBC Hanshan	2,953,564	2,923,464
Huishang Bank Sales Department	5,284,015	5,262,235
Runfeng Company	737,661	438,375
	$14,094,478	$13,301,615

The details for the Company’s bank loans are as follows:

Borrowing bank		Amount	Starting date	Maturity date	Interest rate (monthly)

*	Xianzhong Credit Bank	$880,670	2009-11-17	2010-11-16	0.8835%
**	PuFa Bank WenHu Business Branch	4,256,568	2010-05-05	2011-04-27	0.5310%
***	ICBC Hanshan	2,953,564	2010-03-15	2011-03-15	0.6058%
****	Huishang Bank Sales Department	5,284,015	2010-07-22	2011-07-21	0.5310%
	Runfeng Company	737,661	2010-05-26	2011-05-25	0.8835%

*	The loan from the Xianzhong Credit Bank was pledged in collateral of machine equipment in value of RMB 25,173,720 or $3,694,954.
**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.
***	The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $2,539,569 at August 31, 2010.
****	The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 10 – DUE TO RELATED PARTIES (Short Term)

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjin Hongren	A company controlled by shareholder

Nanjin Runji	A company controlled by shareholder

Yang, Xuanjun	Shareholder of the Company

Zhao, Shouren	Shareholder, president & CEO of the Company

(b)           Due to Related Parties (Short Term) consists of the following:

	Year Ended 31-Aug-10	Year Ended 31-Aug-09

Due to related party – Nanjin Hongren	$5,622,218	8,279,088
Due to related party – Nanjin Runji	4,424,912	7,135,035
Due to related party – Zhao, Shouren	59,611	611,899
Due to related party – Yang, Xuanjun	515,677	788,052
Miscellaneous	3,282	2,450
	$10,625,700	16,816,524

As of August 31, 2010 and 2009, the outstanding debt owed to Shouren Zhao totaled $59,611 and $611,899, respectively, loaned to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2010 and 2009, the outstanding debt owed to Xuanjun Yang, a director, totaled $515,677 and $788,052, respectively, loaned to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2010 and 2009, the outstanding debt owed to Nanjin Hongren, a related company, owned by Zhao and Yang, totalled $5,622,218 and $8,279,088, respectively, loaned to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of August 31, 2010 and 2009, the outstanding debt owed to Nanjin Runji, a related company, owned by Zhao and Yang, totalled $4,424,912 and $7,135,035, respectively, loaned to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

The above amounts due to related parties represent loans payable, are short-term loans that are unsecured and non-interest bearing, and the loans usage will depend on the Company’s business operations.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 11 – LONG TERM LOAN

On April 3, 2009, the company signed a two year sale lease-back contract with Anhui Yuanzhong leasing company. On February 8, 2010, Yuanzhong leasing company signed the contract with Guodi Finance Anhui Branch to transfer the remaining lease to Guodi Finance Anhui Branch. All the contract terms remain the same as before the transfer took place.

The details for the Company’s long-term loan are as follows:

	Year Ended	Year Ended
	31-Aug-10	31-Aug-09

Long-term loan – Guodi Financing Anhui Branch (current portion)	$236,148	$-
Long-term loan – Anhui Yuanzhong (current portion)	-	733,143
Long-term loan – Anhui Yuanzhong (Non-current portion)	-	235,174
	$236,148	$968,317

NOTE 12 – COMMITMENTS AND CONTINGECIES

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

The Company does not have any operating leases and other long term commitments.

Tax Issues

The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings which may lead to additional tax liabilities.

NOTE 13 – INCOME TAXES

The Company’s Enterprise Income Tax (“EIT”) rate of 25%,
	Year Ended 31-Aug-10	Year Ended 31-Aug-09

Income before income taxes	$556,090	$4,065,829
Permanent differences:	282	563,651

Income Taxes (at 25% tax rate)	$139,093	$1,157,370

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 13 – INCOME TAXES (CONTINUED)

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Year ended
	August 31,	August 31,
	2010	2009
U.S. statutory rate	34.00%	34.00%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC preferential enterprise income tax rate	25.00%	25.00%

Others permanent differences	0.00%	3.47%

Provision for income tax	25.00%	28.47%

There are no significant temporary differences between book and tax income. The tax authority of the PRC government conducts periodic and ad hoc tax filing reviews on business enterprises operating in the PRC after those enterprises have completed their relevant tax filings, hence the Company’s tax filings may not be finalized. It is therefore uncertain as to whether the PRC tax authority may take different views about the Company’s tax filings, which may lead to additional tax liabilities.

The Company’s corporate income tax liability is $651,263 and $1,094,257 as of August 31, 2010 and 2009.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

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

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management concluded there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of personnel with the appropriate knowledge of generally accepted accounting principles (GAAP) and SEC reporting experience, coupled with a lack of segregation of duties and minimal staffing. To remedy this material weakness, management is actively searching for competent candidates and working with outside consultants in the financial reporting process.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report

Changes in Internal Control Over Financial Reporting

During the fourth fiscal quarter of 2010, we implemented the following measures to improve our internal control over financial reporting:

(1)   Engaged outside consultants to assist in our assessment of the effectiveness of the company’s internal control over financial reporting; and

(2)   Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

Our senior executives and our Board of Directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with our employees and to external stakeholders.

In addition, under the direction of the Board of Directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None.

PART III

Item 10.                       Directors, Executive Officers and Corporate Governance

The following table sets forth the name, age, and position of our executive officers and directors of as of August 31, 2010.

Name	Age	Position
Shouren Zhao	53	Chairman, Chief Executive Officer and President
Xiangfei Zeng	40	Chief Financial Officer
Xuanjun Yang	53	Director
Liming Bi	43	Director

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

Biographies

Shouren Zhao,Chairman, Chief Executive Officer and President – 53

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

Xiangfei Zeng, Chief Financial Officer – 40

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

Xuanjun Yang, Director – 53

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

Liming Bi, Director – 43

Mr. Bi is a university graduate. He has been working at our company for many years in production technology, facility management and quality control. In 2003, Mr. Bi acted as Construction Deputy Commander in Chief and Production Deputy General Manager, responsible for technology R&D. He has significant experience in cement making and business management.

Meetings of Our Board of Directors

China Runji’s Board of Directors held no meetings during the year ended August 31, 2010.

Anhui Runji’s Board of Directors held no meetings during the year ended August 31, 2010.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Exchange Act requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5 if the company has a class of securities registered under Section 12 of the Exchange Act.  Inasmuch as we had a class of securities registered under Section 12 of the Exchange Act during the year ended August 31, 2010, our officers, directors or 10% shareholders were required to file ownership reports.  We are current in our Section 16(a) beneficial ownership reporting.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11.                         Executive Compensation

The following table sets forth, as of August 31, 2010, the compensation paid to our Chairman, Chief Executive Officer and President and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Name of Officer	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Shouren Zhao	2010	-	-	-	-	-	-	-	0
	2009	-	-	-	-	-	-	-	0
	2008	5,033	-	-	-	-	-	-	5,033

Xiangfei Zeng	2010	-	-	-	-	-	-	-	0
	2009	-	-	-	-	-	-	-	0
	2008	-	-	-	-	-	-	-	0

We made no grants of stock options or stock appreciation rights since our inception to August 31, 2010.

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

Compensation of Directors

We did not pay our directors any compensation for services rendered as a director in the year ended August 31, 2010.

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

Change of Control

As of August 31, 2010, we had no pension plans or compensatory plans or other arrangements that provide compensation on the event of termination of employment or change in control of the Company.

Item 12.                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 14, 2010, the stock ownership of all persons known to beneficially own 5% or more of the Company's Common Stock and all directors and officers of the Company, individually and as a group. Each person has sole voting and investment power over the shares indicated, except as noted. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the address for each stockholder is Xian Zhong Town, Han Shan County, Chao Hu City, Anhui Province, People’s Republic of China.

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent (%) of Class(1)
5% Owners
Cai Ying Jiang	27,872,000	(2)	35.4%
Wei Chu Meng	40,700,000	(3)	51.6%
Jing Yang	6,072,000		7.7%
Qiong Yang	6,000,000		7.6%
Min Yan Zhao	7,000,000		8.8%
Ting Zhao	7,700,000		9.8%
Executive Officers
Shouren Zhao Chairman, CEO and President	40,700,000	(4)	51.6%
Directors
Shouren Zhao Chairman, CEO and President	40,700,000	(4)	51.6%
Xuanjun Yang, Director	27,872,000	(5)	35.4%
Officers and Directors as a Group (2 individuals)	68,572,000		87.0%

(1)	There are 78,832,064 shares of common stock issued and outstanding as of December 14, 2010.

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

Item 13.                       Certain Relationships, Related Transactions, and Director Independence

As of the fiscal year ended August 31, 2009, Shouren Zhao loaned $611,899 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of the fiscal year ended August 31, 2009, Xuanjun Yang, a director, loaned $788,052 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of the fiscal year ended August 31, 2009, Nanjin Hongren and Nanjin Runji, related companies owned by Zhao and Yang, loaned $8,279,088 and $7,135,035, repectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of the fiscal year ended August 31, 2010, Shouren Zhao loaned $59,611 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of the fiscal year ended August 31, 2010, Xuanjun Yang, a director, loaned $515,677 to the Company on a short-term basis in order to finance its operations.  The terms of the loan are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

As of the fiscal year ended August 31, 2010, Nanjin Hongren and Nanjin Runji, related companies owned by Zhao and Yang, loaned $5,622,218 and $4,424,91, repectively, to the Company on a short-term basis in order to finance its operations.  The terms of the loans are non-interest bearing and have no fixed terms of repayment, therefore, deemed payable on demand. The loans from related parties are to meet the Company’s need in operation.

Except for the transactions described above, there are no proposed transactions and no transactions during the past two years to which the Company was (or is) a party, and in which any officer, director, or principal stockholder, or their affiliates or associates, was also a party.

Director Independence

Our securities are quoted on the OTC Bulletin Board, which does not have any director independence requirements.  Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Item 14.                       Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors for the audit of our annual financial statements for the years ended August 31, 2010 and August 31, 2009 and any other fees billed for other services rendered by our auditors during these periods.

Malone & Bailey, PC

Period from September 1, 2009 to August 31, 2010
Audit fees	$105,000
Audit-related fees	0
Tax fees	0
All other fees	$105,000
Total
Period from September 1, 2008 to August 31, 2009
Audit fees	$92,000
Audit-related fees	0
Tax fees	0
All other fees	0
Total	$92,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the year ended August 31, 2010.

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

CHINA RUNJI CEMENT INC.

Date: December 14, 2010	By:	/s/ Shouren Zhao
Shouren Zhao,
Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Shouren Zhao	December 14, 2010
Shouren Zhao, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Xiangfei Zeng	December 14, 2010
Xiangfei Zeng
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xuanjun Yang	December 14, 2010
Xuanjun Yang Director

/s/ Liming Bi	December 14, 2010
Liming Bi Director