Form 10-Q
period 2010-11-30
CHINA RUNJI CEMENT INC
filed 2011-01-14
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

(86) 565 4219871
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):   Yes ☐    No  ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  January 14, 2011, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended November 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

China Runji Cement Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

ASSETS	November 30, 2010	August 31, 2010
Current assets
Cash and cash equivalents	1,585,518	683,545
Accounts receivable, net of allowance for doubful account of $197,443 and $193,339 as of 11/30/2010 and 08/31/2010, respectively	14,573,743	9,364,751
Accounts receivable from related party	296,191	212,374
Advances to suppliers	3,473,204	826,994
Short term deferred assets	100,004	151,296
Inventory	2,436,857	2,090,248
Other receivables	1,798,431	1,678,279
Other current assets	32,607	143,124
Total current assets	24,296,555	15,150,611

Advance for purchase of fixed assets	809,662	467,225
Property, plant and equipment, net	55,651,574	54,801,428
Intangible Assets & Deferred Charges	4,352,491	4,357,468
Total assets	85,110,282	74,776,732

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued liabilities	28,428,273	23,805,922
Short-term loans	13,340,223	14,094,478
Long-term loan-current portion	37,994	236,148
Due to related parties	10,716,256	10,625,700
Taxes payable and other	2,812,297	970,841
Total current liabilities	55,335,043	49,733,089

Total liabilities	55,335,043	49,733,089

Stockholders' equity
Preferred stock: 20,000,000 shares authorized, $0.0001 par value, No shares issued and outstanding	-	-
Common stock: 200,000,000 shares authorized, $0.0001 par value, 78,832,064 shares issued and outstanding	7,883	7,883
Additional paid in capital	15,984,109	15,984,109
Accumulated other comprehensive income	3,172,875	2,623,937
Retained earnings	10,610,372	6,427,714
Total Stockholders' Equity	29,775,239	25,043,643

Total liabilities and stockholders' equity	85,110,282	74,776,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Runji Cement, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the three months ended
	November 30,
	2010	2009

Revenue	20,801,677	10,930,701
Cost of goods sold	14,067,990	10,225,190
Gross profit	6,733,687	705,511

Operating costs and expenses:
Selling expenses	61,533	86,647
G&A expenses:	710,139	625,380
Depreciation on office equipment:	101,788	39,566
Total operating expenses	873,460	751,593

Income (loss) from operations	5,860,227	(46,082)

Other income (expenses)
Interest expense	(295,040)	(222,098)
Government subsidies/grants and other income	11,697	1,871,361

Income before income taxes	5,576,884	1,603,181

Income taxes expense	1,394,226	403,247

Net income	4,182,658	1,199,934

Other comprehensive income
Foreign currency translation adjustment	548,938	54,559
Comprehensive income	4,731,596	1,254,493

Earnings per share - basic and diluted	0.05	0.02

Weighted average shares outstanding - basic and diluted	78,832,064	78,832,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

China Runji Cement, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three Months Ended
	November 30,	November 30,
	2010	2009

Operating activities
Net income	4,182,658	1,199,934
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	97,060	69,289
Depreciation expense	1,399,252	1,159,684
Changes in operating assets and liabilities:
Accounts receivable	(5,089,536)	1,319,321
Advances to suppliers	(2,628,657)	5,334
Inventory	(302,244)	(326,896)
Other receivables	(84,531)	(949,992)
Other current assets	113,555	-
Accounts payable and accrued liabilities	4,117,072	1,298,818
Tax payable	1,820,850	(380,423)
Net cash provided by operating activities	3,625,480	3,395,069

Investing activities
Cash paid for property, plant and equipment additions	(1,428,756)	(3,902,162)
Net cash used in investing activities	(1,428,756)	(3,902,162)

Financing activities
Short term loan proceeds	895,644	878,928
Short term loan (repayment)	(1,940,562)	(878,928)
(Repayments) of due to related parties	(134,904)	146,488
Principle payment of the sale-leaseback financing	(202,326)	(175,126)
Net cash used in financing activities	(1,382,148)	(28,638)

Effect of exchange rate changes on cash and cash equivalents	87,397	(131,958)

Increase (decrease) in cash and cash equivalents	901,973	(667,689)

Cash and cash equivalents, beginning of year	683,545	752,952
Cash and cash equivalents, end of year	1,585,518	85,263

Supplemental Disclosures
Interest Paid	113,837	98,225
Income taxes paid	-	403,247

Non-Cash Investing Activity:
Construction in progress transferred to fixed assets	-	7,160,024
Advance transfer to CIP	-	3,496,594
Advances transferred to fixed asset	1,097,610	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA RUNJI CEMENT INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

China Runji Cement Inc. and our wholly owned subsidiaries (“we”, “us”, “our” or the Company) are a leading producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations. Anhui Province Runji Cement Co. Ltd. (“Anhui Runji”) is our operating subsidiary located in Xianzong Town, An Hui province, China, where the factory occupies an area of 418 mu, and its limestone mine comprises an area of 1,000 mu. The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd (a BVI corporation), Ren Ji Cement Company Limited (a Hong Kong corporation) and Anhui Province Runji Cement Co., Ltd. (a PRC corporation), and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of August 31, 2010 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of the Company’s financial position, operating results, risk factors, and other matters, please refer to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

NOTE 3 – ACCOUNTS RECEIVABLE

	30-Nov-10	31-Aug-10

Notes Receivable	$1,506,061	$138,118
Accounts Receivable –Trade	$13,265,125	$9,419,972
Accounts Receivable from related party	296,191	212,374
Allowance for Doubtful Accounts	(197,443)	(193,339)
	$14,869,934	$9,577,125

The accounts receivable from related party was $296,191 and $212,374 at November 30, 2010 and August 31, 2010 respectively. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $3,300,035 and $2,539,569 at November 30, 2010 and August 31, 2010, respectively, is used as a securitization for the ICBC Hanshan bank loan.

NOTE 4 – INVENTORY

Inventory consists of the following:

	30-Nov-10	31-Aug-10

Raw Materials	$1,679,858	$741,645
Packaging Materials	14,496	27,258
Semi-Finished Goods	215,521	599,178
Finished Goods	526,982	722,167
	$2,436,857	$2,090,248

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	30-Nov-10	31-Aug-10
Advances to suppliers	$3,473,204	$826,994
Advance for purchase of fixed assets	809,662	467,225
Advances	$4,282,886	$1,294,219

Advances to suppliers represent amounts prepaid for raw materials. Advances for purchase of fixed assets represents amounts prepaid for the purchase of fixed assets. The advances are applied against amounts due to the supplier as the materials are received.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	30-Nov-10	31-Aug-10

Building	$33,006,409	$32,320,411
Equipment & machinery	41,262,028	39,325,188
Automobiles	326,707	319,917
Other equipment	31,752	31,092
Computer equipment	33,677	32,977
Construction in progress	32,796	32,114
Total property, plant and equipment (gross)	74,693,369	72,061,699
Accumulated depreciation	(19,041,795)	(17,260,271)
Total property, plant and equipment (net)	55,651,574	54,801,428

NOTE 7 –INTANGIBLE ASSETS & DEFERRED CHARGES

Intangibles and deferred charges include the following:

	30-Nov-10	31-Aug-10	Terms

Mineral exploration right-Shihuishi	$3,354,874	$3,316,634	30 years
Mineral exploration right-Shayan	193,391	196,562	10 years
Land acquisition compensation (compensating fee for mine and forest)	466,637	473,066	10 years
Planting fee in working place	198,395	221,363	3 years
Compensating fee for stone materials in Baxiong Village	14,334	14,531	10 years
Compensating fee for limekiln and drought land in Baxiong Village	12,465	12,637	10 years
Compensating fee for sandstone land in Qiaomai Village	99,653	100,839	10 years
Debt issue cost	12,742	21,836	2 years
Total intangible assets & deferred charges	$4,352,491	$4,357,468

The total amortization expenses related to the intangibles and deferred charges are $97,060 and $69,289 for the three months ended November 30, 2010 and 2009, respectively.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

NOTE 8 – SHORT-TERM LOANS

Short term loans consist of:

	30-Nov-10	31-Aug-10

Xian Zong Credit Bank	$899,361	$880,670
PuFa Bank WenHu business branch	4,346,914	4,256,568
ICBC Hanshan	1,948,616	2,953,564
Huishang Bank Sales Department	5,396,169	5,284,015
Runfeng company	749,163	737,661
	$13,340,223	$14,094,478

The details for the Company’s bank loans at November 30, 2010 are as follows:

	Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)

*	Xian Zong Credit Bank	899,361	2010-11-22	2011-11-22	0.834%
**	PuFa Bank WenHu business branch	4,346,914	2010-05-05	2011-04-27	0.5310%
***	ICBC Hanshan	1,948,616	2010-03-15	2011-03-15	0.6058%
****	Huishang Bank Sales Department	5,396,169	2010-07-22	2011-07-21	0.5310%
	Runfeng Company	749,163	2010-05-26	2011-05-25	0.8835%
____________
*	The loan from the Xian Zong Credit Bank was pledged in collateral of machine equipment in value of RMB 24,025,000.
**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.
***	The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $3,300,035 and $2,923,464 at November 30, 2010 and August 31, 2010 respectively.
****	The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
(UNAUDITED)

NOTE 9 –DUE TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjing Hongren	A company controlled by shareholder

Nanjing Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

(b)           Due to Related Parties (S/T) consists of the following:

	30-Nov-10	31-Aug-10

Due to related party – Nanjing Hongren	$5,516,708	5,622,218
Due to related party – Nanjing Runji	4,518,830	4,424,912
Due to related party – Zhao, Shouren	60,876	59,611
Due to related party – Yang, Xuanjun	616,560	515,677
Miscellaneous	3,282	3,282
	$10,716,256	10,625,700

The above amounts due to related parties represent loans payable, are short-term loans that are unsecured and non-interest bearing, and the loans’ use will depend on the Company’s business operations.

NOTE 10 – LONG-TERM LOAN

The details for the Company’s long-term loan are as follows:

	30-Nov-10	31-Aug-10

Long-term loan – Anhui Yuanzhong (current portion)	$37,994	$236,148

	$37,994	$236,148

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2010
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

The Company does not have any operating leases and other long-term commitments

NOTE 12 – INCOME TAXES

The Company’s Chinese Enterprise Income Tax (“EIT”) rate is 25%,

	Three months ended 30-Nov-10	Three months ended 30-Nov-09
Income Taxes	$1,394,226	$403,247

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Three months ended
	November 30,	November 30,
	2010	2009
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC preferential enterprise income tax rate	25%	25%
Others permanent differences	0%	0%
Provision for income tax	25%	25%

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

The Company’s corporate income tax liability is $2,065,099 and $651,263 as of November 30, 2010 and August 31, 2010, respectively.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL DESCRIPTION OF BUSINESS

Introduction

China Runji Cement Inc. and our wholly owned subsidiaries (“we”, “us”, “our” or the Company) are a leading producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations. Anhui Province Runji Cement Co. Ltd. (“Anhui Runji”) is our operating subsidiary located in Xianzong Town, An Hui province, where the factory occupies an area of 418 mu, and its limestone mine comprises an area of 1,000 mu. The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

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

Summary of the Operations of Anhui Runji

The Company’s net sales to customers for the three months ended November 30, 2010 and November 30, 2009, were $20,801,677 and $10,930,701, respectively.

Anhui Runji’s Plan of Operation

•	We plan to raise adequate capital over the next five years for expansion and growth.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2010 AND 2009

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

Revenues

We generated all of our revenue primarily by selling cement products. Revenues increased by $9,928,941 or 90.8% to $20,859,647 for the three months ended November 30, 2010 from $10,930,706 for the three months ended November 30, 2009.  The increase is due to the increase in retail prices of cement products and increased sales volume. The breakdown of our revenue and volume is shown as follows:

	For the Three Months Ended
	November 30,2010		November 30,2009		Difference
	(Unaudited)		(Unaudited)

Revenue	$20,801,677	100%	$10,930,706	100%	$9,870,971	90.30%
Cement	10,251,712	49%	4,852,748	44%	5,398,964	111.26%
Cement clinker	10,549,965	51%	6,077,958	56%	4,472,007	73.58%

	For the Three Months Ended
	November 30,2010		November 30,2009		Difference
	(Unaudited)		(Unaudited)
	tons		tons
Sales Volume	484,182	100%	381,104	100%	$103,079	27.0%
Cement	228,381	47%	143,036	38%	85,345	59.7%
cement clinker	255,801	53%	238,067	62%	17,734	7.4%

Note: Comparing with the same period last year, the revenue of cement increased by $5,398,964 to $10,251,712 for the three months ended November 30, 2010 from $4,852,748 for the three months ended November 30, 2009; and that of cement clinker increased by $4,472,007 to $10,549,965 for the three months ended November 30, 2010 from $6,077,958 for the three months ended November 30, 2009; the percentage of revenue of cement increased to 49% for the three months ended November 30, 2010 from 44% for the three months ended November 30, 2009, the percentage of revenue of cement clinker decreased to 51% for the three months ended November 30, 2010 from 56% for the three months ended November 30, 2009; the percentage of volume of cement increased to 47% for the three months ended November 30, 2010 from 38% for the three months ended November 30, 2009, and the percentage of volume of cement clinker decreased to 53% for the three months ended November 30, 2010 from 62% for the three months ended November 30, 2009.

Cost of Goods Sold

Our cost of goods sold for the three months ended November 30, 2009 was $14,067,990, compared to $10,225,190 for the three months ended November 30, 2009, an increase of $3,842, 800 or approximately 38%. This is attributed to an increase in our sales volume and increased production costs.

	For the Three Months Ended
	November 30,2010		November 30,2009		Difference
	(Unaudited)		(Unaudited)

Cost of goods sold	$14,067,990	100%	$10,225,195	100%	$3,842,795	38%
Cement	6,882,311	49%	4,573,174	45%	2,309,137	50%
Cement clinker	7,185,679	51%	5,652,021	55%	1,533,658	27%

Gross Profit

Our gross profit increased by $6,028,176 or approximately 854% to $6,733,687 for the three months ended November 30, 2010 from $705,511 for the three months ended November 30, 2009. The increase was primarily due to the higher sales volume and an increase in the retail price for cement products.

Operating Expenses

Total operating expenses for the three months ended November 30, 2010 was $873,460, compared to $751,593 for the three months ended November 30, 2009, an increase of $121,867 or approximately 16.2%. The increase was mainly due to consulting, depreciation and office expenses.

Interest Expenses

Our interest expense for the three months ended November 30, 2010 and November 30, 2009 was $295,040 and $222,098, respectively. The increased interest expense of $72,942 was due mainly to the increase in short-term loans.

Liquidity and Capital Resources

Net cash flows provided by operating activities for the three months ended November 30, 2010 and November 30, 2009 were $3,625,480 and $3,395,069, respectively. This was primarily due to net income.

Net cash flows used in investing activities for the three months ended November 30, 2010 and November 30, 2009 were $1,428,756 and $3,902,162. This was due mainly to decreased expenditures for property.

Net cash flows used in financing activities for the three months ended November 30, 2010 and November 30, 2009 were $1, 382,148 and $28,639, respectively. The decrease is primarily due to the decrease in repayment of related party loans.

Overall, we have funded most of our cash needs from inception through November 30, 2010 with operating activities and loans from related parties.

On November 30, 2010, we had cash and cash equivalents of $1,585,518 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

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

Recently Issued Accounting Pronouncements

The Company does not believe that there are any new pronouncements that have been issued since December 14, 2010 that might have a material impact on its consolidated financial statements.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. In view of the financing arrangements during the first three months of 2010, the Company is not currently subject to significant market risk.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2010. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

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

Except for the changes discussed above, there was no change in our internal control over financial reporting that occurred during the quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

CHINA RUNJI CEMENT INC.

Date: January 14, 2011	By:	/s/ Shouren Zhao
Shouren Zhao Chairman and Chief Executive Officer