Form 10-K/A
period 2010-08-31
CHINA RUNJI CEMENT INC
filed 2011-02-25
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Anhui Runji is a producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations, which was founded in December 2003. Its initial capital was 60,000,000 RMB and there were two founding shareholders who owned such capital in a ratio of 60% to 40%. Anhui Runji is located in Xianzong Town, Hanshan County, An Hui Province, where the factory occupies an area of 68.97 acres (418 mu), and its limestone open-pit mine comprises an area of 165 acres (1,000 mu) (1 mu equals 0.165 acre). The Anhui Runji factory, limestone open-pit mine and storing mine together comprise an area of approximately 50,000 square meters.

Description of Business

Anhui Province Runji Cement Co., Limited, a private company located in Anhui Province in China, was established in December 2003 with registered capital of 60 million RMB. The Company started production in October 2005 and specializes in cement production and sales. The main cement varieties produced are ordinary silicate cement P.O52.5, P.O42.5, P.O32.5 and P.C32.5. At present, the Company has one cement production line and one cement clinker production line. The production capacity of each line amounts to 2,500 tons per day and one million tons per year. On January 8, 2010, Anhui Province Runji Cement Co., Limited increased its registered capital to 85 million RMB.

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

The open-pit mine from which we extract limestone is owned by the Chinese government. We have a mining right certificate (Cert No. 3400000510011) issued by the Anhui Province Land & Resources Bureau to Anhui Province Runji Cement Co., Ltd to explore and exploit the mineral deposits for a period of 30 years from January 2005 to January 2035.  Prior to the expiration of our current mining rights certificate, we have the right to apply to the government for an extension of mining rights.

The name of the open-pit mine from which we extract limestone is Anhui Province Hanshan County Xianzong Yaotou Mountain limestone mine and it comprises an area of 176.41 acres.  Our mining claim is a national claim that allows us to extract up to 1.8 million tons annually during the 30-year mining rights period. For the mining rights to the mineral deposits located near our production plant we pay approximately RMB 25 million to the government annually.

According to a geological report issued by the Bureau of Geology and Mineral Exploration of Anhui Province, the limestone reserve is 87.59 million tons, consisting of measured reserves of 34.86 million tons and concluded reserves of 52.73 million tons.  These figures support that the limestone reserve is sufficient for more than 40 years if we extract our maximum allowance of 1.8 million tons annually. The limestone deposit in the reserve contains 53.78% calcium oxide (CaO) and traces of other minerals.

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

Our Operations

We extract the limestone from the open-pit mine using dynamite to explode the limestone from open pits. The resulting rock is then moved by heavy equipment loaders onto trucks that carry the rock to the crusher at our production facility, which is no more than 200-500 meters away from the limestone reserve. The crushed limestone is then placed in the kiln with other raw materials for further processing. The product of the kiln is cement clinker, which is then set aside for sale or further processed into cement mix.

We use rented excavators, drilling machines, and trucks for the limestone exploitation and access the limestone reserve by way of a road that we built.

The electric power utilized at the limestone reserve is produced by our waste heat generator and a water source in not required for an above ground open-pit mine such as the one we use.

In order to retain our mining rights, once an area of the limestone reserve is depleted, we have to remediate the area by planting some grass or trees over the surface to return it to a natural state.

The following images show our general location in China, the specific location of our factory and limestone reserve, a map of the area and towns surrounding our production plant.  The photos shown depict an overall view of our limestone reserve and our open-pit mine.

Satellite photo from Google Earth showing Anhui Province’s location in the eastern part of China.

Satellite photo from Google Earth of factory and Limestone open-pit mine within Anhui Province, China	Map of the area and towns surrounding our production plant

Overall view of our limestone reserve	View of our limestone open-pit mine

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Business Plan

▪	We plan to raise adequate capital over the next five years for expansion and growth.
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

Sales by Product Category

The Company distributes a number of products, including the types of cement listed below. The sales of these types of cement for the last three years in U.S. Dollars are as follows:

	2008	2009	2010
P.II52.5	2,339,838	3,298,498	4,059,255
P.O42.5	30,232,786	25,071,088	16,501,387
P.O32.5	1,746,419	1,207,460	923,200
P.C32.5	3,186,918	1,554,558	668,252
Cement Clinker	2,959,771	24,506,290	27,911,895

The following table shows the annual tonnage produced and the average sales price in U.S. Dollars for our cement products for the last three years:

Annual Tonnage Produced and Average Cement Sales Price
	As of August 31, 2008		As of August 31,2009		As of August 31,2010
	Annual Tonnage Produced	Average Sales Price	Annual Tonnage Produced	Average Sales Price	Annual Tonnage Produced	Average Sales Price
PO 42.5 bulk	861,708	35.78	740,983	33.31	547,075	30.32
PO 42.5 pack	2,649	41.49	7,616	43.16	2,810	35.45
PO 32.5 bulk	14,298	38.53	11,781	31.32	6,441	29.45
PO 32.5 pack	42,642	35.91	27,811	36.13	24,092	32.97
PC 32.5 bulk	10,167	27.14	10,928	32.40	2,908	28.30
PC 32.5 pack	73,170	32.08	40,565	34.20	19,800	29.59
PII 52.5 bulk	63,577	38.44	86,088	39.05	109,572	36.14
Cement Clinker	102,286	28.94	928,334	26.40	1,052,306	26.52
Average	146,312	34.88	231,763	30.18	220,625	28.45

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

According to an industry study done by The Freedonia Group, and in their “Cement in China 2012” report published in January 2009, demand for cement in China will rise 6% annually through 2012, driven by rising construction spending. Nonresidential building construction will stay the largest end use, while non-building construction grows the fastest. Contractors will remain the largest market while ready-mix concrete grows most rapidly.

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

In 2010, infrastructure and manufacture investment contributed over 33% in Anhui’s GDP growth. Anhui Province benefited from the national stimulus package in infrastructure construction and presented a steady growth rate of 13%, surpassing the national average of 10.3%.

Anhui Province produced 40 million tons of cement and 98 million tons of cement clinker of in 2010, an increase of 5% and 3.9% over the previous year, respectively, and cement clinker produced by Anhui ranked first in cement clinker production in China in 2010. However, 85% of the cement businesses lag behind Anhui Runji in terms of output and quality. The businesses that use advanced techniques in cement production are in demand. By the end of July 2010, about 29 million tons of old capacity has been eliminated in Anhui, adding additional growth potential for dry production capacity.

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

Our Competitive Advantage

Limestone is the most basic ingredient in cement production. We have a large limestone reserve, which is of high grade. Our reserves are approximately 87 million tons of limestone, which can supply two cement production lines with daily output of 2,500 tons for 40 years. Our limestone reserve is located just 200-500 meters from the production site, significantly reducing transportation cost. All of this is adequate for our long term supply. In addition, the limestone contains over 53% calcium oxide, which enables production of superior quality, such as the high grade P.II 52.5 cement, which is superior to that of other companies.

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

We have all permits and other authorizations necessary to operate our open-pit mine and our limestone reserve has never been denied an operating permit.  Our permits and authorizations are eligible for renewal upon application to the government.

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

On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. Further revaluations of the Renminbi against the U.S. dollar may also occur in the future.

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

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to the Fiscal Year Ended August 31, 2009.

Revenues.  We generated revenues of $50,063,989 for the year ended August 31, 2010, a decrease of $5,573,905 or 10.0%, compared to $55,637,894 for the year ended August 31, 2009. The decrease in revenue is primarily attributable to the overall decrease in demand of our cement products due to fierce competition in our major market in Anhui Province, and cement sales has decreased from $31,131,604 to $ 22,152,094, a decrease of $8,979,511 or 28.8％.

Gross Profit.  We achieved a gross profit of $3,257,884 for the year ended August 31, 2010, a decrease of $540,844 or 14.2%, compared to $3,798,728 for the year ended August 31, 2009. The decrease in gross profit is primarily due to   a decline in cement prices partially offset by a decrease in the unit cost. The unit price of cement decreased by approximately $1.80 per ton in 2010 compared year over year, while the avergage unit cost of sales decreased by approximately $1 per ton in the same corresponding period. Secondly, cement sales volume has decreased from 914,993 tons in 2009 to 707,232 tons in 2010, a decrease of 207,761 tons or 22.7％.

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

Interest Expenses. The interest expense was $997,680 for the year ended August 31, 2010, an increase of $579,397 or 138.5%, compared to $418,283 for the year ended August 31, 2009. The reason for the increase is due to the increased interest rate on the short term loans and longer borrowing period and increased bank loan compared with last year.

Income from Operations.  As a result of the foregoing, our income from operations decreased by $1,227,241 to $(20,995), 101.74% of total revenues, for the year ended August 31, 2010, as compared to $1,206,246, for the year ended August 31, 2009.

Government Subsidy.  We had government subsidy granted from Hanshan government of $1,574,765 for the year ended August 31, 2010, a decrease of $1,703,101 or 51.96% compared to $3,277,866 for the year ended August 31, 2008.

Net Income.  Net income for the 2010 fiscal year was $416,997, compared to net income of $2,908,459 for the 2009 fiscal year.  The decrease is attributable to the decreased gross profit and increased expenses discussed above.

Liquidity and Capital Resources

Operating activities

For the year ended August 31, 2010, net cash provided by operating activities was $9,139,028. This was primarily attributable to our net income of $416,997, adjusted by non-cash items of amortization $548,480, depreciation of $5,107,531 and allowance for doubtful account of $193,339, and the changes in operating assets and liabilities including the increase in accounts receivable by $1,700,381, a decrease in advance to suppliers by $5,522,327, increase in inventories by $190,398, increase in other receivables by $563,160, increase in other current assets by $19,493, decrease in accounts payables and accrued liabilities by $853,048, and $870,411 decrease in tax payable in this period.

The large increase in advances to suppliers of $5,522,327, a decrease of 417.87% over the advances to suppliers balance at August 31, 2009, are mainly due to the completion of waste heat power generation project. The reason for the increase in the depreciation expense of $5,107,531, a 19.70% increase compared with $4,266,895 the same period of 2009, is waste heat power generation projects to increase fixed assets.  The reason for the increase in the accounts receivable of $1,700,381, a 21.92% increase over the accounts receivable balance of $7,758,060 at August 31, 2009, is due to fierce competition so that the Company has extended receivable period to maintain long-term relations with clients. But the Company has strict management on accounts receivables.

Investing activities

For the years ended August 31, 2010 and 2009, net cash used in investing activities was $(2,440,100) and $(4,947,511), respectively. The $(1,920,100) cash used in 2010 is primarily for building, equipment and machinery. The increase is mainly on expenditure in buildings of second production line project, and equipment and machinery of waste heat generator project.

Financing activities

For the years ended August 31, 2010 and 2009, net cash used in investing activities was $(6,263,533) and net cash provided by investing activities was $2,669,980 respectively. Short term loan proceeds increased from $13,301,616 in 2009 to $14,059,672 in 2010 due to increased bank loan. Short term loan (repayment) in 2009 and 2010 decreased from $(438,520) to $(13,327,397), respectively. The reduction is due to repayment of ￥3,000,000 last year. Repayments of due to related parties decreased from $(10,984,576) in 2009 to $(6,261,252) in 2010, and the deduction of $(734,556) is used for payment for renting equipment.

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with accounting principles generally accepted in the United States of America, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2010.

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

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, the Company’s operations are subject to the risks of: restrictions on transfer of funds; quotas; domestic tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations. Additional information regarding such risks can be found under the heading “Risk Factors” located in Item 1A on page 12 of this Form 10-K/A.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company does not believe that there are any new pronouncements that have been recently issued that might have a material impact on its consolidated financial statements other than the one that was disclosed

Cash and Cash Equivalents

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

Impairment of Long-Lived Assets

The Company evaluates potential impairment of long-lived assets, in accordance with accounting principles generally accepted in the United States of America, which requires the Company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company believes that long-lived assets in the accompanying balance sheets are appropriately valued at August 31, 2010.

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

Comprehensive Income

The Company reports and displays comprehensive income, its components, and accumulated balances in a full-set of general-purpose financial statements. Accumulated other comprehensive income represents the accumulated balance of foreign currency translation adjustments.

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

Income Taxes

The Company accounts for income taxes in accordance with accounting principles generally accepted in the United States of America, which  requires an asset and liability approach for financial accounting and reporting for income taxes and allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain.

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

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The financial statements of the Company are translated into United States dollars in accordance with accounting principles generally accepted in the United States of America using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses and historical rates for the equity. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on the evaluation performed, our management has concluded that internal control over financial reporting was not effective as of August 31, 2010 due to a material weakness identified by management during its annual assessment process in the fourth quarter of fiscal year 2010. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness relates to the lack of personnel with the appropriate knowledge of generally accepted accounting principles (GAAP) and SEC reporting experience, coupled with a lack of segregation of duties and minimal staffing. Management believes the material weakness existed during the fiscal year 2010 year end closing period.  To remedy this material weakness, management is actively searching for competent candidates and working with outside consultants in the financial reporting process. Management anticipates remediating this material weakness during fiscal year 2011.

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

During the fourth calendar quarter of 2010, we implemented the following measures to improve our internal control over financial reporting:

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

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Biographies

Shouren Zhao,Chairman, Chief Executive Officer and President – 53

Mr. Zhao has over 25 years working experience in construction management. In 2003, he established a joint venture known as Nanjing Hongren Real Estate Co., Ltd. Also in 2003, he established the joint venture known as Anhui Runji. From 1997-2002, he established, capitalized and managed Shanghai Jiangxin Co., Ltd, Zhejiang Hengtong Textile Co., Ltd, Jiangxi Hengtong Real Estate Co., Ltd. He established Tongshi Dajiangnan Cement Factory in Hainan in 1992 with an annual production of 200 thousand tons.  He began to work in Zhejiang Zhuji Architecture and Construction Co., Ltd. in 1980, and was appointed as the Vice General Manager of the Company and the Officer in Shanghai Representative Office in 1987. Mr. Zhao received an award as Hainan Province’s “Entrepreneur of the Year,” as Shaoxing’s “Model Worker.” Mr. Zhao acquired his college degree at Zhejiang Architecture Material College in 1979.

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

Xuanjun Yang, Director – 53

Mr. Yang has over 30 years working experience in the construction industry.  From 2003 to date, he has been a shareholder of Nanjing Hongren Real Estate Company and Anhui Runji. From 1997 – 2003, he was a shareholder of Jiangxi Hengtong Real Estate Company and Nanjing Jinbo Real Estate company. From 1980-1993, he was a team leader on a major construction project.  From 1973 – 1980, he performed construction work for Zhejiang Zhuji Wuxie Handicraft Industry Community. Mr. Yang has a degree in engineering.

Liming Bi, Director – 43

Mr. Bi has over 20 years working experience in the cement industry. Since 2003, Mr. Bi joined Anhui Province Runji Cement Co., Ltd. and was appointed as Vice General Manager in charge of production. From 2002 to 2003, Mr. Bi held the position of Technology Manager in Zhejiang Zhaoshan Cement Plant. From 1993 to 2002, Mr. Bi joined Hainan Tongshen Dajiangnan Cement Plant with responsibilities for production and laboratory. From 1989 to 1992, Mr. Bi worked in Zhejiang Zhuji Cement Plant and was appointed as Director of Laboratory and Director of Raw Material Workshop subsequently. Mr. Bi acquired his bachelor of science degree at Shanghai University of Science & Technology in 1989.

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

Named and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent (%) of Class(1)
5% Owners
Cai Ying Jiang	27,872,000	(2)	35.4%
Wei Chu Meng	40,700,000	(3)	51.6%
Jing Yang	6,072,000		7.7%
Qiong Yang	6,000,000		7.6%
Min Yan Zhao	7,000,000		8.8%
Ting Zhao	7,700,000		9.8%
Executive Officers
Shouren Zhao Chairman, CEO and President	40,700,000	(4)	51.6%
Xiangfei Zeng Chief Financial Officer	0		0%
Directors
Shouren Zhao Chairman, CEO and President	40,700,000	(4)	51.6%
Xuanjun Yang, Director	27,872,000	(5)	35.4%
Liming Bi, Director	0		0%
Officers and Directors as a Group (4 individuals)	68,572,000		87.0%

(1)	There are 78,832,064 shares of common stock issued and outstanding as of December 14, 2010.

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

Exhibits

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
10.1	Share Exchange Agreement between, among others, Fitmedia, Shouren Zhao and Timothy Crottey (2)
10.2	Stock Purchase Agreement between Fitmedia, Shouren Zhao and Timothy Crottey (2)
21.1	List of Subsidiaries
Ren Ji Cement Investment Co., Ltd., incorporated in British Virgin Islands
Ren Ji Cement Company, Ltd. incorporated in Hong Kong
Anhui Province Runji Cement Co., Ltd. incorporated in China
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from Exhibit 3 to FitMedia’s Registration Statement on Form SB-2, filed with the Commission on May 13, 2005
(2)	Included as exhibits on our Form 8-K filed with the Commission on November 7, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA RUNJI CEMENT INC.

Date: February 25, 2011	By:	/s/ Shouren Zhao
Shouren Zhao,
Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Shouren Zhao	February 25, 2011
Shouren Zhao, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Xiangfei Zeng	February 25, 2011
Xiangfei Zeng
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xuanjun Yang	February 25, 2011
Xuanjun Yang Director

/s/ Liming Bi	February 25, 2011
Liming Bi Director