Form 10-K/A
period 2010-08-31
CHINA RUNJI CEMENT INC
filed 2011-04-08
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The open-pit mine from which we extract limestone , as a raw material for cement production,  is owned by the Chinese government. We have a mining right certificate (Cert No. 3400000510011) issued by the Anhui Province Land & Resources Bureau to Anhui Province Runji Cement Co., Ltd to explore and exploit the mineral deposits for a period of 30 years from January 2005 to January 2035.  Prior to the expiration of our current mining rights certificate, we have the right to apply to the government for an extension of mining rights.

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

Satellite photo from Google Earth showing Anhui Province’s location in the eastern part of China.

Satellite photo from Google Earth of factory and Limestone open-pit mine within Anhui Province, China	Map of the area and towns surrounding our production plant

Overall view of our limestone mine	View of our limestone open-pit mine

Organizational Structure

Our current organizational structure is summarized by the illustration below:

Our Business Plan

▪	We plan to raise adequate capital over the next five years for expansion and growth.
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

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to the Fiscal Year Ended August 31, 2009.

Revenues.  We generated revenues of $50,063,989 for the year ended August 31, 2010, a decrease of $5,573,905 or 10.0%, compared to $55,637,894 for the year ended August 31, 2009. The decrease in revenue is primarily attributable to the overall decrease in demand of our cement products due to fierce competition in our major market in Anhui Province, and cement sales has decreased from $31,131,604 to $ 22,152,094, a decrease of $8,979,511 or 28.8％ , and average sales price has decreased from $30.18 in 2009 to $28.45 in 2010.

The following table shows the annual tonnage produced and the average sales price in U.S. Dollars for our cement products for the last two years:

Annual Tonnage Produced and Average Cement Sales Price
	As of August 31,2009		As of August 31,2010
	Annual Tonnage Produced	Average Sales Price	Annual Tonnage Produced	Average Sales Price
PO 42.5 bulk	740,983	33.31	547,075	30.32
PO 42.5 pack	7,616	43.16	2,810	35.45
PO 32.5 bulk	11,781	31.32	6,441	29.45
PO 32.5 pack	27,811	36.13	24,092	32.97
PC 32.5 bulk	10,928	32.40	2,908	28.30
PC 32.5 pack	40,565	34.20	19,800	29.59
PII 52.5 bulk	86,088	39.05	109,572	36.14
Cement Clinker	928,334	26.40	1,052,306	26.52
Average	231,763	30.18	220,625	28.45

Gross Profit.  We achieved a gross profit of $3,257,884 for the year ended August 31, 2010, a decrease of $540,844 or 14.2%, compared to $3,798,728 for the year ended August 31, 2009. The decrease in gross profit is primarily due to   a decline in cement prices partially offset by a decrease in the unit cost. The unit price of cement decreased by approximately $1.80 per ton in 2010 compared year over year, while the average unit cost of sales decreased by approximately $1 per ton in the same corresponding period. Secondly, cement sales volume has decreased from 914,993 tons in 2009 to 707,232 tons in 2010, a decrease of 207,761 tons or 22.7％.

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

Biographies

Shouren Zhao,Chairman, Chief Executive Officer and President – 53

Mr. Zhao has over 25 years working experience in construction management. In 2003, he established a joint venture known as Nanjing Hongren Real Estate Co., Ltd. Also in 2003, he established the joint venture known as Anhui Runji. From 1997-2002, he established, capitalized and managed Shanghai Jiangxin Co., Ltd, Zhejiang Hengtong Textile Co., Ltd, Jiangxi Hengtong Real Estate Co., Ltd. He established Tongshi Dajiangnan Cement Factory in Hainan in 1992 with an annual production of 200 thousand tons.  He began to work in Zhejiang Zhuji Architecture and Construction Co., Ltd. in 1980, and was appointed as the Vice General Manager of the Company and the Officer in Shanghai Representative Office in 1987. Mr. Zhao received an award as Hainan Province’s “Entrepreneur of the Year,” as Shaoxing’s “Model Worker.” Mr. Zhao acquired his college degree at Zhejiang Architecture Material College in 1979. We believe that Mr. Zhao should serve as one of our directors due to his business experience, and specifically his experience in managing infrastructure and cement companies.

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

Xuanjun Yang, Director – 53

Mr. Yang has over 30 years working experience in the construction industry.  From 2003 to date, he has been a shareholder of Nanjing Hongren Real Estate Company and Anhui Runji. From 1997 – 2003, he was a shareholder of Jiangxi Hengtong Real Estate Company and Nanjing Jinbo Real Estate company. From 1980-1993, he was a team leader on a major construction project.  From 1973 – 1980, he performed construction work for Zhejiang Zhuji Wuxie Handicraft Industry Community. Mr. Yang has a degree in engineering. We believe that Mr. Yang should serve as one of our directors due to his educational background and experience in the construction and cement industry.

Liming Bi, Director – 43

Mr. Bi has over 20 years working experience in the cement industry. Since 2003, Mr. Bi joined Anhui Province Runji Cement Co., Ltd. and was appointed as Vice General Manager in charge of production. From 2002 to 2003, Mr. Bi held the position of Technology Manager in Zhejiang Zhaoshan Cement Plant. From 1993 to 2002, Mr. Bi joined Hainan Tongshen Dajiangnan Cement Plant with responsibilities for production and laboratory. From 1989 to 1992, Mr. Bi worked in Zhejiang Zhuji Cement Plant and was appointed as Director of Laboratory and Director of Raw Material Workshop subsequently. Mr. Bi acquired his bachelor of science degree at Shanghai University of Science & Technology in 1989. We believe that Mr. Yang should serve as one of our directors due to his experience in the cement industry.

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

CHINA RUNJI CEMENT INC.

Date: April 8, 2011	By:	/s/ Shouren Zhao
Shouren Zhao,
Chairman, Chief Executive Officer and President (principal executive officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Name and Title	Date

/s/ Shouren Zhao	April 8, 2011
Shouren Zhao, Chairman, Chief Executive Officer and President (principal executive officer)

/s/ Xiangfei Zeng	April 8, 2011
Xiangfei Zeng
Chief Financial Officer
(principal financial officer and accounting officer)

/s/ Xuanjun Yang	April 8, 2011
Xuanjun Yang Director

/s/ Liming Bi	April 8, 2011
Liming Bi Director