Form 10-Q
period 2011-02-28
CHINA RUNJI CEMENT INC
filed 2011-04-19
CIK 1322729

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 19, 2011, 78,832,064 shares.

CHINA RUNJI CEMENT INC.

Form 10-Q for the period ended February 28, 2011

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and six month periods ended February 28, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

China Runji Cement Inc.
Condensed Consolidated Balance Sheets
(UNAUDITED)

ASSETS	February 28，2011	August 31, 2010
Current assets
Cash and cash equivalents	$1,453,459	$683,545
Accounts receivable, net of allowance for doubtful account of $1,839,756 and $193,339 as of February28, 2011 and August, 31, 2010 respectively	7,387,186	9,364,751
Accounts receivable from related party	437,119	212,374
Advances to suppliers	-	826,994
Inventory	3,050,678	2,090,248
Other receivables	4,596,496	1,678,279
Due from related party	3,038,000	-
Other current assets	212,655	294,420
Total current assets	20,175,593	15,150,611

Advance for purchase of fixed assets	625,794	467,225
Property, plant and equipment, net	55,161,835	54,801,428
Mineral exploration right	3,555,732	3,513,196
Deferred assets	1,529,342	844,272
Total assets	$81,048,296	$74,776,732

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$20,013,065	$23,805,922
Short-term loans	13,516,727	14,094,478
Long-term loan-current portion	1,974,700	236,148
Due to related parties	8,480,302	10,625,700
Taxes payable and other	2,660,125	970,841
Total current liabilities	46,644,919	49,733,089
Deferred income	816,114	-
Long-Term loan	2,194,955	-
Total liabilities	49,655,988	49,733,089
Stockholders' equity
Preferred stock: 20,000,000 shares authorized,	-	-
$0.0001 par value, No shares issued and
outstanding
Common stock: 200,000,000 shares authorized,	7,883	7,883
$0.0001 par value, 78,832,064 shares issued
and outstanding
Additional paid in capital	15,984,108	15,984,109
Accumulated other comprehensive income	3,560,371	2,623,937
Retained earnings	11,839,946	6,427,714
Total Stockholders' Equity	31,392,308	25,043,643

Total liabilities and stockholders' equity	$81,048,296	$74,776,732

China Runji Cement, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income
(UNAUDITED)

	For the three months ended		For the six months ended
	February 28,		February 28,
	2011	2010	2011	2010

Revenue	$17,041,517	$11,667,963	$37, 843,194	$22,598,664
Cost of goods sold	11,383,143	10,701,769	2 5,451,133	20,926,959
Gross profit	5,658,374	966,194	12,392,061	1,671,705

Operating costs and expenses:
Selling expenses	108,285	47,782	169,818	134,429
G&A expenses:	3,419,559	971,417	4,231,486	1,636,363
Total operating expenses	3,527,844	1,019,199	4,401,304	1,770,792

Income (loss) from operations	2,130,530	(53,005)	7,990,757	(99,087)

Other income (expenses)
Interest expense	(326,777)	(232,682)	(621,817)	(454,780)

Government subsidies/grants	364,986	466,085	364,986	2,341,421
Other Income (expenses)	(18,690)	4,042	(6,993)	67
Income before income taxes	2,150,049	184,440	7,726,933	1,787,621

Income taxes expense (benefit)	920,476	(478)	2,314,702	402,769

Net income	$1,229,573	$184,918	$5,412,231	$1,384,852

Other comprehensive income
Foreign currency translation adjustment	387,496	(39,048)	936,434	15,511
Comprehensive income	1,617,069	145,870	6,348,665	1,400,363

Earnings per share - basic and diluted	$0.02	$0.00	$0.07	$0.02

Weighted average shares outstanding - basic and diluted	78,832,064	78,832,064	78,832,064	78,832,064

China Runji Cement, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
	For six months ended February 28,
	2011	2010
Operating activities
Net income	$5,412,231	$1,384,852
Adjustments to reconcile net income
to net cash provided by operating activities:
Allowance for doubtful accounts	1,621,200	-
Amortization	364,401	217,554
Depreciation expense	2,900,357	2,461,020
Changes in operating assets and liabilities:
Accounts receivable and notes receivable	442,453	(61,770)
Prepaid Expense and other receivables	(1,567,074)	(453,837)
Inventory	(877,558)	(36,976)
Deferred assets	(523,350)	-
Accounts payable and accrued liabilities	(4,149,165)	4,803,604
Deferred revenue	806,980	-
Tax payable	1,636,881	(120,859)
Net cash provided by operating activities	6,067,356	8,193,588
Investing activities
Cash paid for property, plant and equipment additions	(1,984,644)	(5,887,397)
Net cash used in investing activities	(1,984,644)	(5,887,397)
Financing activities
Short term loan proceeds	-	877,475
Short term loan (repayment)	(1,051,400)	(877,475)
Financing cost	(255,340)	-
Borrowings from third parties	1,178,965	-
Repayment to third parties	(600,800)	-
Cash loaned to related parties	(3,004,000)	-
Borrowing from related parties	784,651	-
(Repayments) of due to related parties	(4,280,700)	(1,642,307)
Proceeds from loan	4,205,600	-
Payments of loan	(324,263)	(355,307)
Net cash used in financing activities	(3,347,287)	(1,997,614)
Effect of exchange rate changes on cash and cash equivalents	34,489	(567)
Increase in cash and cash equivalents	769,914	308,010
Cash and cash equivalents, beginning of year	683,545	752,952
Cash and cash equivalents, end of year	$1,453,459	$1,060,962
Supplemental Disclosures
Interest Paid	320,778	316,471
Income taxes paid	548,646	402,307
Transfer of CIP to fixed assets	32,862	11,122.965
Transfer of liabilities to related party	1,952,600	-

CHINA RUNJI CEMENT INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2011
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

China Runji Cement Inc. and our wholly owned subsidiaries (“we”, “us”, “our” or the Company) are a leading producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations. Anhui Province Runji Cement Co. Ltd. (“Anhui Runji”) is our operating subsidiary located in Xianzong Town, An Hui province, China, where the factory occupies an area of 418 mu (approximately 69 acres), and its limestone mine comprises an area of 1,000 mu (approximately 165 acres). The Anhui Runji factory, limestone reserve and storing mine together comprise an area of approximately 50,000 square meters.

At present, the Company has one cement production line and one cement clinker production line. The production capacity of each line amounts to 2,500 tons per day and one million tons per year.  Presently, the Company mainly focuses production on Runji Brand cement P.II52.5, P.O42.5, P.O32.5 P.C32.5 as well as cement clinker. P.II52.5 is a high grade, high strength cement that is made for Anhui and Jiangsu Provinces and the region north of the Yangtze River and is used in large infrastructure projects. The cement clinker is the semi-finished ingredient of cement, which is able to be processed into different categories of cement products.

The Company produces cement through the advanced dry production process, an energy-efficient and environmentally friendly cement production technique.  Although the Chinese government has mandated the elimination of 250 million tons of outdated cement production capacity by 2010, only 60% of the total output in the region is currently produced by dry process. The Company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006.  In addition, our Company passed the national GB/T 19001-2000 standard authentication. The Company’s pollution control exceeds the national standard and received “green building material” certification in 2007.

The Company has an abundant supply of high quality raw materials. The Company has obtained a 30 year mining right for 87 million tons of limestone reserve, which can supply two cement clinker production lines with a daily output of 2,500 tons for 40 years.

Presently, the Company is one of the largest cement producers and distributors in the north Yangtze region of Anhui, with a 10% market share within a 100 mile radius of its facility. The Company is the only producer of P.II52.5 cement (the highest quality cement) in the north Yangtze region of Anhui and Jiangsu Provinces, with 70% market share within a 100 miles radius of its facility. Annual production capacity of the Company is two million tons cement and cement clinker. The Company’s main market for cement is in Hefei (Anhui Province), with total sales of 750 thousand tons, representing 75% of our total annual cement production and an additional 25% is sold in Chaohu and its surrounding areas, Moreover, the Company’s main cement clinker market is in Chaohu with total sales of 800 thousand tons in the area, representing 80% of our total annual cement clinker production, and an additional 20% is sold in Hefei.

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, our company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible.  The allowances for doubtful accounts are $1,839,756 and $193,339 as of February 28, 2011 and August 31, 2010 respectively.

Revenue recognition

The Company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company generally recognizes revenue when its products are shipped. The Company’s standard payment terms are 90 days. If a customer’s payment terms exceed 12 months, revenue will be recognized once payments become due and payable.

NOTE 3 – ACCOUNTS RECEIVABLE

	28-Feb-11	31-Aug-10

Notes Receivable	$880,310	$138,118
Accounts Receivable –Trade	8,346,511	9,419,972
Accounts Receivable from related party	437,119	212,374
Allowance for Doubtful Accounts	(1,839,635)	(193,339)
	$7,824,305	$9,577,125

The accounts receivable from related party was $437,119 and $212,374 at February 28, 2011 and August 31, 2010 respectively. The related party is an entity controlled by the President and CEO of the Company.

The accounts receivable amount of $3,810,952 and $2,539,569 at February 28, 2011 and August 31, 2010, respectively, is used as a securitization for the ICBC Hanshan bank loan.

NOTE 4 – INVENTORY

Inventory consists of the following:

	28-Feb-11	31-Aug-10

Raw Materials	$1,719,859	$741,645
Packaging Materials	25,680	27,258
Semi-Finished Goods	389,282	599,178
Finished Goods	915,857	722,167
	$3,050,678	$2,090,248

NOTE 5 – ADVANCES TO SUPPLIERS

Advances to suppliers consist of the following:

	28-Feb-11	31-Aug-10
Advances to suppliers	$-	$826,994
Advance for purchase of fixed assets	625,794	467,225
Advances	$625,794	$1,294,219

Advances to suppliers represent amounts prepaid for raw materials. Advances for purchase of fixed assets represents amounts prepaid for the purchase of fixed assets. The advances are applied against amounts due to the supplier as the materials are received.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	28-Feb-11	31-Aug-10

Building	$33,634,045	$32,320,411
Equipment & machinery	41,929,732	39,325,188
Automobiles	327,501	319,917
Other equipment	32,177	31,092
Computer equipment	34,127	32,977
Construction in progress	-	32,114
Total property, plant and equipment (gross)	75,957,582	72,061,699
Accumulated depreciation	(20,795,747)	(17,260,271)
Total property, plant and equipment (net)	55,161,835	54,801,428

NOTE 7 –MINERAL EXPLORATION RIGHTS

Tangibles include the following:

	28-Feb-11	31-Aug-10	Terms

Mineral exploration right-Shihuishi	$3,367,195	$3,316,634	30 years
Mineral exploration right-Shayan	188,537	196,562	10 years
Total	$3,555,732	$3,513,196

The total amortization expenses related to the mineral exploration rights assets are $80,061 and $39,498 for the six months ended February 28, 2011 and 2010, respectively.

NOTE 8 –DEFERRED ASSETS

	28-Feb-11	31-Aug-10	Terms

Land acquisition compensation (compensating fee for mine and forest)	456,193	473,066	10 years
Planting fee in working place	172,863	221,363	3 years
Compensating fee for stone materials in Baxiong Village	14,013	14,531	10 years
Compensating fee for limekiln and drought land in Baxiong Village	12,186	12,637	10 years
Deferred inventory cost	529,273	-
Compensating fee for sandstone land in Qiaomai Village	97,617	100,839	10 years
Debt issue cost	247,197	21,836	2 years
Total deferred assets	$1,529,342	$844,272

In the second quarter of fiscal year 2011, the Company deferred approximately $0.8 million of revenue from a particular customer due to payment terms exceeding one year. Revenue from this customer will be recognized once payments become due and payable. As a result, approximately $0.5 million inventory costs were deferred and included in the deferred assets. Deferred costs will be amortized into cost of goods sold as revenue related to the applicable shipment is recognized.

The total amortization expenses related to the intangibles and deferred charges are $79,262 and $57,963 for the three months ended February 28, 2011 and 2010, respectively.

NOTE 9 – SHORT-TERM LOANS

Short term loans consist of:
	28-Feb-11	31-Aug-10

Xian Zong Credit Bank	$911,400	$880,670
PuFa Bank WenHu business branch	4,405,100	4,256,568
ICBC Hanshan	1,974,700	2,953,564
Huishang Bank Sales Department	5,468,400	5,284,015
Runfeng company	757,127	737,661
	$13,516,727	$14,094,478

The details for the Company’s bank loans at February 28, 2011 are as follows:

	Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)

*	Xian Zong Credit Bank	899,361	2010-11-22	2011-11-22	0.834%
**	PuFa Bank WenHu business branch	4,346,914	2010-05-05	2011-04-27	0.5310%
***	ICBC Hanshan	1,948,616	2010-03-15	2011-03-15	0.6058%
****	Huishang Bank Sales Department	5,396,169	2010-07-22	2011-07-21	0.5310%
	Runfeng Company	749,163	2010-05-26	2011-05-25	0.8835%
____________
*	The loan from the Xian Zong Credit Bank was pledged in collateral of machine equipment in value of RMB 24,025,000.

**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.

***	The loan from the Hanshan branch of ICBC Bank is securitized by an accounts receivable balance of $3,810,952 and $2,539,569 at February 28, 2011 and August 31, 2010 respectively.

****	The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

NOTE 10 –DUE TO RELATED PARTIES

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjing Hongren	A company controlled by shareholder

Nanjing Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

(b)           Due to Related Parties (S/T) consists of the following:

	28-Feb-11	31-Aug-10

Due to related party – Nanjing Hongren	$2,112,943	5,622,218
Due to related party – Nanjing Runji	6,149,238	4,424,912
Due to related party – Zhao, Shouren	61,691	59,611
Due to related party – Yang, Xuanjun	151,900	515,677
Miscellaneous	4,530	3,282
	$8,480,302	10,625,700

The above amounts due to related parties represent loans payable, are short-term loans that are unsecured and non-interest bearing, and the loans’ use will depend on the Company’s business operations.

NOTE 11 – LONG-TERM LOAN

The Company entered into two sale-leaseback transactions during the second quarter of fiscal year 2011. Because the Company retains substantially all of the benefits and risks incident to the ownership of the equipments sold, the transactions are accounted for as a financing, The Company reports the sales proceeds as a loan, continues to report the equipments sold as assets, and continus to depreciate the equipments.

The details for the Company’s long-term loan are as follows:

	28-Feb-11	31-Aug-10

Long-term loan –current portion	$1,974,700	$236,148
Long-term loan –non-current portion	2,194,955	-

	$4,169,655	$236,148

Leasing Company	Amount(USD)	Starting date	Maturity date	Interest rate (annually)

* Anhui Xingtai Leasing Co., Ltd.	3,341,800	2010-12-22	2013-12-22	6.72%
** Anhui Branch, Guodi Financing & Leasing Co., Ltd.	1,974,700	2011-01-27	2013-01-26	6.24%

* The amount from Anhui Xingtai Leasing Co., Ltd. was pledged in collateral of machine equipment in value of $3,341,800.
** The amount from the Anhui Branch, Guodi Financing & Leasing Co., Ltd. was pledged in collateral of machine equipment in value of $1,974,700.

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

Tax issues

We wouldn't restate the consolidated balance sheets in the amended 10-K due to immaterial impact on current liabilities. We wouldn't restate consolidated statements of cash flows due to immaterial impact on cash flows from financing activities.

The Company does not have any operating leases and other long-term commitments.

NOTE 13 – INCOME TAXES

The Company’s Chinese Enterprise Income Tax (“EIT”) rate is 25%,

	Six months ended 28-Feb-11	Six months ended 28-Feb-10
Income Taxes	$2,314,702	$402,769

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Six months ended
	February 28,	February 28,
	2011	2010
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	(34.00)%	(34.00)%
PRC preferential enterprise income tax rate	25%	25%
Others permanent differences	5%	(2)%
Provision for income tax	30%	23%

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

The Company’s corporate income tax liability is $2,460,033 and $651,263 as of February 28, 2011 and August 31, 2010, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report the terms "we", "us" and "our” and “our company" mean China Runji Cement Inc. a Delaware corporation and our subsidiaries Ren Ji Cement Investment Company Limited, Ren Ji Cement Company Limited and Anhui Province Runji Cement Company Limited unless otherwise indicated.

Corporate Overview

Our company was incorporated as FitMedia Inc., a Delaware company, on August 30, 2004. FitMedia was a development stage company that planned to sell prenatal yoga DVDs through small retail stores and others and it also planned to sell its fitness DVDs through its Internet site www.fitmedia.net.  It completed its prenatal yoga DVD for sale and began marketing it in January 2007. In October 2007, the management of FitMedia determined that it was in the best interests of the stockholders of FitMedia to agree to a share exchange with Anhui Province Runji Cement Company Limited, a Chinese company that is engaged in the business of distributing cement across many provinces in mainland China.  As part of the share exchange and reverse merger, FitMedia ceased engaging in the health and fitness business.

On October 9, 2007,  FitMedia entered into a share exchange agreement by and among FitMedia, Timothy Crottey, the president and majority shareholder of FitMedia, Shouren Zhao, a citizen and resident of the People’s Republic of China and owner of 100% of the share capital of Ren Ji Cement Investment Company Limited; Ren Ji Cement Investment Company., Ltd., a British Virgin Islands corporation and owner of 100% of the share capital of Ren Ji Cement Company Limited; Ren Ji Cement Company Limited, a corporation organized and existing under the laws of the Hong Kong SAR of the People’s Republic of China and owner of 100% of the share capital of Anhui Province Runji Cement Co., Ltd.; and Anhui Province Runji Cement Co., Ltd., a corporation organized under the laws of the People’s Republic of China.  For purposes of the share exchange agreement, Renji Investment, HK Renji and Anhui Runji were referred to as the “Renji Subsidiaries.”  Upon closing of the share exchange transaction contemplated under the Exchange Agreement on November 1, 2007, the Mr. Zhao transferred all of his share capital in Renji Investment to FitMedia in exchange for an aggregate of 55,000,000 shares of common stock of the FitMedia, thus causing the Renji Subsidiaries to become direct and indirect wholly-owned subsidiaries of FitMedia.

On October 9, 2007, FitMedia entered into a stock purchase agreement by and among FitMedia, Mr. Crottey, and Mr. Zhao, pursuant to which the Mr. Zhao, as purchaser, at closing on November 1, 2007, acquired 18,500,000 shares of common stock of FitMedia from Mr. Crottey for $540,000.

In addition, pursuant to the terms and conditions of the share exchange agreement:

▪	Demand and piggy-back registration rights were granted to Mr. Zhao with respect to shares of our company’s restricted common stock to be acquired by him at closing in a Regulation S offering.
▪
On the closing date, the current officers of FitMedia resigned from such positions and the persons chosen by Anhui Runji were appointed as the officers of FitMedia, notably Shouren Zhao, as chairman, chief executive officer and president and Yichun Jiang as chief financial officer.

▪
On the closing date, Mr. Crottey resigned from his position as a director effective upon the expiration of the ten day notice period required by Rule 14f-1, at which time additional persons designated by Anhui Runji were appointed as directors of FitMedia, notably Liming Bi and Xuanjun Yang.

▪	On the closing date, FitMedia paid and satisfied all of its liabilities as of the closing.
▪	As of the closing, the parties consummated the transactions contemplated by the stock purchase agreement.

On January 8, 2008, FitMedia changed its name to China Runji Cement Inc. and increased its authorized common stock from 80,000,000 shares to 200,000,000 shares.

As a result of the closing of the share exchange, our company became the owner of a leading cement production and distribution company in mainland China through its ownership of Anhui Runji. Using cost effective production techniques, while building a strong brand image, Anhui Runji is a strong competitor in the central China cement market.

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

Description of Business

Our company and our wholly owned subsidiaries are a leading producer and distributor of cement, primarily in An Hui Province of central China and neighboring locations. Anhui Province Runji Cement Co. Ltd. is our operating subsidiary. Our offices are currently located at Xian Zhong Town, Han Shan County, Chao Hu City, Anhui Province, People’s Republic of China, 23181. Our telephone number is 86-565-4219871.

At present, our company has one cement production line and one cement clinker production line. The production capacity of each line amounts to 2,500 tons per day and one million tons per year.  Presently, we mainly focus production on Runji Brand cement P.II52.5, P.O42.5, P.O32.5, P.C32.5 as well as cement clinker. P.II52.5 is a high grade, high strength cement that is made for Anhui and Jiangsu Provinces and the region north of the Yangtze River and is used in large infrastructure projects. The cement clinker is the semi-finished ingredient of cement, which is able to be processed into different categories of cement products.

Our company produces cement through the advanced dry production process, an energy efficient and environmentally friendly cement production technique.  Although the Chinese government has mandated the elimination of 250 million tons of outdated cement production capacity by 2010, only 60% of the total output in the region is currently produced by dry process. Our company has a rigorous quality control system and received ISO9001 quality system certification and international accreditation in March 2006.  In addition, our company passed the national GB/T 19001-2000 standard authentication. Our company’s pollution control exceeds the national standard and received “green building material” certification in 2007.

The open-pit mine from which we extract limestone, as a raw material for cement production, is owned by the Chinese government. We have a mining right certificate (Cert No. 3400000510011) issued by the Anhui Province Land and Resources Bureau to Anhui Province Runji Cement Co., Ltd. to explore and exploit the mineral deposits for a period of 30 years from January 2005 to January 2035.  Prior to the expiration of our current mining rights certificate, we have the right to apply to the government for an extension of mining rights.

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

Our company has an abundant supply of high quality raw materials. Our company has obtained a 30 year mining right for 87 million tons of limestone reserve, which can supply two cement clinker production lines with a daily output of 2,500 tons for 40 years.

Presently, our company is one of the largest cement producers and distributors in the north Yangtze region of Anhui, with a 10% market share within a 100 mile radius of its facility. Our company is the only producer of P.II52.5 cement (the highest quality cement) in the north Yangtze region of Anhui and Jiangsu Provinces, with 70% market share within a 100 miles radius of its facility. Annual production capacity of our company is two million tons cement and cement clinker. Our company’s main market for cement is in Hefei (Anhui Province), with total sales of 750 thousand tons, representing 75% of our total annual cement production and an additional 25% is sold in Chaohu and its surrounding areas, Moreover, our company’s main cement clinker market is in Chaohu with total sales of 800 thousand tons in the area, representing 80% of our total annual cement clinker production, and an additional 20% is sold in Hefei.

Summary of the Operations of Anhui Runji

Our company’s net sales to customers for the six months ended February 28, 2011 and February 28, 2010, were $37,843,194 and $22,598,664, respectively.

Our Business Plan

▪	We plan to raise adequate capital over the next five years for expansion and growth.
▪
We invested over USD$50 million to build up one cement production line with daily production of 2,500 tons and one cement clinker production line with daily production of 2,500 tons. The newly invested cement clinker production line was put into production in October 2008.

▪
We invested USD$10 million to establish a waste heat power generator system to convert waste heat into electricity, which was put into operation on October 25, 2009, in order to realize significant savings on electricity costs, to improve our margins and reduce reliance on outside power sources. From October 25, 2009 to February 28, 2011, the waste heat power generator system has generated electricity of 50.53 million kilowatt-hours and saved us USD$4.93 million in electricity costs.

Growth Strategy

Our vision is to be the leading producer of cement and cement products in An Hui Province as well as surrounding provinces and cities. Management intends to grow our company’s business by pursuing the following strategies:

▪	Grow capacity and capabilities in line with market demand increases;
▪	Enhance leading-edge technology through continuous innovation, research and study;
▪	Continue to improve operational efficiencies;
▪	Build a strong market reputation to foster and capture future growth in China.

Government Regulations

Our business is regulated in various ways as follows:

1.	Cement Industry Development Policy enacted by the National Development and Reform Commission on October 17, 2006.
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

Results of Operations for the Three and Six Month Periods Ended February 28, 2011 and 2010

The following discussion should be read in conjunction with the financial statements included in this report.

Comparison of Three Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the three months ended		For the three months ended
	February 28,2011		February 28,2010

	Amount	% of revenues	Amount	% of revenues

Revenue	$17,041,517		11,667,963
Cost of goods sold	(11,383,143)	-66.8%	(10,701,769)	-91.7%
Gross profit	5,658,374	33.2%	996,194	8.3%
Operating costs and expenses	(3,527,844)	-20.7%	(1,019,199)	-8.7%
Other income	19,519	0.11%	237,445	2.0%
Income before income taxes	2,150,049	12.6%	184,440	1.58%
Income taxes expense (benefit)	920,476	5.4%	(478)	-0.00%
Net income	1,229,573	7.2%	184,918	1.6%
Other comprehensive income	387,496	2.3%	(39,048)	-0.3%
Comprehensive income	$1,617,069	9.5%	145,870	1.3%

Revenues

We generated all of our revenue primarily by selling cement products and cement clinkers. Roughly 51% of revenues are derived from cement clinkers. Revenues increased by $5,373,554 or 6% to $17,041,517 for the three months ended February 28, 2011 from $11,667,963 for the three months ended February 28, 2010.  The increase is due to the increase in retail prices of cement products, representing a growth of $26.3 or 85% over last year.

The breakdown of our revenue and volume is shown as follows:

Revenue Comparison of Three Month Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the Three Months Ended
	28-Feb-11	28-Feb-10	Difference

cement	$8,736,326	4,912,869	3,823,457
cement clinker	8,305,191	6,755,094	1,550,097
Total	$17,041,517	11,667,963	5,373,554

Sales Volume Comparison of Three Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the Three Months Ended
	28-Feb-11	28-Feb-10	Difference
	tons	tons
cement	146,108	160,852	-14,744
cement clinker	149,815	257,088	-107,273
Sales Volume	295,923	417,940	-122,017

Cost of Goods Sold

Our cost of goods sold for the three months ended February 28, 2011 was $11,383,143, an increase of $681,374 or approximately 6.3% compared to $10,701,769 for the three months ended February 28, 2010. This is attributed to increased production costs over last year, an increase of $9.3 or 32.7%.

	For the Three Months Ended
	28-Feb-11	28-Feb-10	Difference

cement	5,489,230	4,326,906	1,162,324
cement clinker	5,893,913	6,374,858	-480,945
Total	$11,383,143	10,701,764	681,379

Gross Profit and Gross Margin

Our gross profit increased by $4,692,180 or approximately 486% to $5,658,374 for the three months ended February 28, 2011 from $966,194 for the three months ended February 28, 2010. The increase was primarily due to an increase in the retail price for cement products.

Operating Expenses

Our operating expenses for the three month periods ending February 28, 2011 and 2010 are outlined in the table below:

	For the Three Months Ended
	28-Feb-11	28-Feb-10	Difference
Selling expenses	$108,285	$47,782	$60,503
G &A expenses	3,419,559	971,417	$2,448,142

Operating expenses for the three month period ended February 28, 2011 increased by $2,508,645 or approximately 246.1% to $3,527,844 from $1,019,199 for the same corresponding period in 2010. The increase was primarily a result of an increase in general and administrative expenses, bad debt $1,621,200 and repairs and maintenance expenses $932,165 and consulting expense $138,184.

Income before Income Taxes

Our income before income taxes increased to $2,150,049 in the three months ended February 28, 2011 from $184,440 in the same period in 2010. This increase was due to increase in our gross profit.

Income Tax

Income tax increased to $920,476 in the three months ended February 28, 2011 from $ (478) in the same period in 2010 as we had a higher taxable income.

Interest Expenses

Our interest expense for the three months ended February 28, 2011 and February 28, 2010 was $326,777 and $232,682, respectively. The increased interest expense of $94,095 was due mainly to finance lease charges.

Comparison of Six Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the Six Months Ended		For the Six Months Ended
	February 28,2011		February 28,2010

	Amount	％ of revenues	Amount	％ of revenues

Revenue	$37,843,194		22,598,664
Cost of goods sold	(25,451,133)	67.3%	(20,926,959)	92.6%
Gross profit	12,392,061	32.8%	1,671,705	7.4%
Operating costs and expenses	(4,401,304)	11.64%	(1,770,792)	7.8%
Other income (expenses)	(263,824)	0.7%	1,886,708	8.3%
Income before income taxes	7,726,933	20.4%	1,787,621	7.9%
Income taxes expense	(2,314,702)	6.1%	(402,769)	1.8%
Net income	5,412,231	14.3%	1,384,852	6.1%
Other comprehensive income	936,434	2.5%	15,511	0.1%
Comprehensive income	$6,348,665	17.1%	1,400,363	6.2%

Revenues

We generated all of our revenue primarily by selling cement products and cement clinkers. Roughly 51% of revenues are derived from cement clinkers. Revenues increased by $15,244,530 or 67.5% to $37,843,194 for the six months ended February 28, 2011 from $22,598,664 for the same corresponding period in 2010.  The increase is due to the increase in retail prices of cement products, representing a growth of $19.2 or 67% over the same period of 2010.

The breakdown of our revenue and volume is shown as follows:

Revenue Comparison of Six Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the Six Months Ended
	28-Feb-11	28-Feb-10	Difference

cement	$18,988,037	9,772,821	9,215,216
cement clinker	18,855,157	12,825,843	6,029,314
Total	$37,843,194	22,598,664	15,244,530

Sales Volume Comparison of Six Months Ended February 28, 2011 and February 28, 2010 (Unaudited)

	For the Six Months Ended
	28-Feb-11	28-Feb-10	Difference
	tons	tons	tons
cement	374,489	303,888	70,601
cement clinker	405,616	495,155	-89,539
Sales Volume	780,105	799,043	-18,938

Operating Expenses

Our operating expenses for the three and six month periods ending February 28, 2011 and 2010 are outlined in the table below:

	For the Three Months Ended			For the Six Months Ended
	28-Feb-11	28-Feb-10	Difference	28-Feb-11	28-Feb-10	Difference
Selling expenses	$108,285	$47,782	$60,503	$169,818	$134,429	$35,389
G &A expenses	3,419,559	971,417	2,448,142	4,231,486	1,636,363	2,595,123

Operating expenses for the three month period ended February 28, 2011 increased by $2,508,645 to $3,527,844 or approximately 246% from $1,019,199 for the same corresponding period in 2010. The increase was primarily a result of an increase in general and administrative expenses.

Operating expenses for the six month period ended February 28, 2011 increased by $2,630,512 or approximately 148.6% to $4,401,304 from $1,770,792 for the same corresponding period in 2010. The increase was primarily a result of an increase in general and administrative expenses, including bad debt $1,621,200 and repairs and maintenance expenses $932,165and consulting expense $138,184.

Cost of Goods Sold

Our cost of goods sold for the six months ended February 28, 2011 was $25,451,133, compared to $20,926,959 for the six months ended February 28, 2010, an increase of $4,524,174 or approximately 21.62%. This is attributed to increased production costs over last year, an increase of $5.4 or 20.5%.

	For the Six Months Ended
	28-Feb-11	28-Feb-10	Difference

cement	12,371,542	8,900,080	3,471,462
cement clinker	13,079,591	12,026,879	1,052,712
Total	25,451,133	20,926,959	4,524,174

Gross Profit and Gross Margin

Our gross profit increased by $10,720,356 or approximately 641% to $12,392,061 for the six months ended February 28, 2011 from $1,671,705 for the six months ended February 28,, 2010. The increase was primarily due to an increase in the retail price for cement products.

Operating Expenses

Total operating expenses for the six months ended February 28, 2011 was $4,401,304, compared to $1,770,792 for the six months ended February 28, 2010, an increase of $2,630,512 or approximately 148.6%. The increase was mainly due to bad debt $1,621,200 and repairs and maintenance expenses $932,165 and consulting expense $138,184.

Income before Income Taxes

Our income before income taxes increased to $7,726,933 in the six months ended February 28, 2011 from 1,787,621 in the same period in 2010. This increase was due to increase in our gross profit.

Income Tax

Income tax increased to $2,314,702 in the six months ended February 28, 2011 from 402,769 in the same period in 2010 as we had higher taxable income.

Interest Expenses

Our interest expense for the six months ended February 28, 2011 and February 28, 2010 was $621,817 and $454,780, respectively. The increased interest expense of $167,037 was due mainly to finance lease charges.

Net Income

In the six months ended February 28, 2011, we generated net income of $5,412,231, compared to $1,384,852 in the same period in 2010. The increase was primarily attributable to the increase in revenue and decrease of cost.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the periods indicated:

	For the six months ended
	February 28,
	2011	2010

Net cash provided by operating activities	$6,067,356	8,193,588
Net cash provided by (used in) investing activities	(1,984,644)	(5,887,397)
Net cash (used in) financing activities	(3,347,287)	(1,997,614)
Effect of exchange rate changes on cash and cash equivalents	34,489	(567)
Net increase in cash and cash equivalents	769,914	308,010
Cash and cash equivalents at beginning of the year	683,545	752,952
Cash and cash equivalents at end of the year	1,453,459	1,060,962

Operating activities

Net cash flows provided by operating activities for the six months ended February 28, 2011 and February 28, 2010 were $6,067,356 and $8,193,588, respectively. This was primarily due to an increase to accounts receivable and advances to suppliers.

Our cash flow from operating activities changed significantly because we had increased allowance for doubtful accounts of $1,621,200 , as compared to $0 for the six months ended February 28, 2010, our net income increased by $4,027,379 to $5,412,231, accounts payable and accrued liabilities decreased by $8,952,769 to (4,149,165), amortization increased by $146,847, depreciation expense increased by $439,337, accounts receivable and notes receivables increased by $504,223, inventory decreased by $840,582, deferred assets increased by $806,980,tax payable increased by $1,757,740.

Investing activities

Net cash flows used in investing activities for the six months ended February 28, 2011 and February 28, 2010 were $1,984,644 and $5,887,397, respectively. This was due mainly to a decrease in property and plant and equipment additions.

Financing activities

Net cash flows used in financing activities for the six months ended February 28, 2011 and February 28, 2010 were $3,347,287 and $1,997,614, respectively. The increase is primarily due to repayment of short term loans and amounts due to related parties.

Short term loans consist of:

	28-Feb-11	31-Aug-10

Xian Zong Credit Bank	$911,400	$880,670
PuFa Bank WenHu business branch	4,405,100	4,256,568
ICBC Hanshan	1,974,700	2,953,564
Huishang Bank Sales Department	5,468,400	5,284,015
Runfeng company	757,127	737,661
	$13,516,727	$14,094,478

The details for the Company’s bank loans at February 28, 2011 are as follows:

	Borrowing bank	Amount	Starting date	Maturity date	Interest rate (monthly)

*	Xian Zong Credit Bank	899,361	2010-11-22	2011-11-22	0.834%
**	PuFa Bank WenHu business branch	4,346,914	2010-05-05	2011-04-27	0.5310%
***	ICBC Hanshan	1,948,616	2010-03-15	2011-03-15	0.6058%
****	Huishang Bank Sales Department	5,396,169	2010-07-22	2011-07-21	0.5310%
	Runfeng Company	749,163	2010-05-26	2011-05-25	0.8835%
____________
*	The loan from the Xian Zong Credit Bank was pledged in collateral of machine equipment in value of RMB 24,025,000.

**	The loan from the Wenhu branch of PuFa Bank was pledged in collateral of the Company’s building and land user right.

***	The loan from the Hanshan branch of ICBC Bank is secured by an accounts receivable balance of $3,810,952 and $2,539,569 at February 28, 2011 and August 31, 2010 respectively.

****	The loan from the sales department of Huishang Bank was guaranteed by Anhui Province Credit Guarantee (Group) Co., Ltd.

Overall, we have funded most of our cash needs from inception through February 28, 2011 with operating activities and loans from related parties.

Short term loan proceeds decreased from $877,475 to $0 due to increase short term loan $877,475 last year.Short term loan (repayment) decreased from $(877,475) to $(1,051,400), the decrease is due to repayment of $173,925this quarter.

Due To Related Parties

(a)           Names and relationship of related parties

Existing relationships with the Company

Nanjing Hongren	A company controlled by shareholder

Nanjing Runji	A company controlled by shareholder

Zhao, Shouren	Shareholder & president & CEO of the Company

Yang, Xuanjun	Shareholder of the Company

(b)           Due to Related Parties (Short Term) consists of the following:

	28-Feb-11	31-Aug-10

Due to related party – Nanjing Hongren	$2,112,943	5,622,218
Due to related party – Nanjing Runji	6,149,238	4,424,912
Due to related party – Zhao, Shouren	61,691	59,611
Due to related party – Yang, Xuanjun	151,900	515,677
Miscellaneous	4,530	3,282
	$8,480,302	10,625,700

The above amounts due to related parties represent loans payable, are short-term loans that are unsecured and non-interest bearing, and the loans’ use will depend on our company’s business operations.

The details for our company’s long-term loan are as follows:

	28-Feb-11	31-Aug-10

Long-term loan –current portion	$1,974,700	$236,148
Long-term loan –non-current portion	2,194,955	-

	$4,169,655	$236,148

	Leasing Company	Amount(USD)	Starting date	Maturity date	Interest rate (annually)

*	Anhui Xingtai Leasing Co., Ltd.	3,341,800	2010-12-22	2013-12-22	6.72%
**	Anhui Branch, Guodi Financing & Leasing Co., Ltd.	1,974,700	2011-01-27	2013-01-26	6.24%

*	The amount from Anhui Xingtai Leasing Co., Ltd. was pledged in collateral of machine equipment in value of $3,341,800.
**	The amount from the Anhui Branch, Guodi Financing & Leasing Co., Ltd. was pledged in collateral of machine equipment in value of $1,974,700.

On February 28, 2011, we had cash and cash equivalents of $1,453,459 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in the coming year.

During the second quarter ended February 28, 2011, our revenue has increased sharply because peak season of cement sales has come ahead of annual schedule. However, due to fierce competition in the cement sales, the allowance of doubtful account has increased to $1,839,635 as of February 28, 2011 from $193,339 as of August 31, 2010.
We estimate that our expenses over the next 12 months will be approximately $30,000,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Description	Target completion date or period	Estimated expenses (USD$)
Machinery and equipment expenses	12 months	985,000
Property expenses	12 months	2,053,000
Selling expenses	12 months	300,000
Loans from related parties	12 months	10,300,000
Short term loans	12 months	4,242,000
Long term loans	12 months	8,000,000
Investor relations and capital raising	12 months	150,000
Management and operating costs	12 months	200,000
Legal and accounting fees	12 months	100,000
General and administrative	12 months	3,670,000
Total		30,000,000

We intend to meet our cash requirements for the next 12 months through a combination of debt financing and equity financing or with a strategic partner. We currently do not have any arrangements in place to complete any financings and there is no assurance that we will be successful in completing any financings. If we are not able to successfully complete any financings, we plan to obtain related party loans to meet our cash requirements. However, there is no assurance that any such financing will be available or if available, on terms that will be acceptable to us. We may not raise sufficient funds to fully carry out our business plan.

If cash flow improves through these efforts, management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or improve our liquidity.

Net Income

In the six months ended February 28, 2011, we generated net income of $5,412,231, compared to $1,384,852 in the same period in 2010. The increase was primarily attributable to the increase in revenue and decrease of cost.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The discussion and analysis of our company’s financial condition presented in this section are based upon our company’s unaudited consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States.  During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, our company evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Our company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” our company identified the most critical accounting principles upon which its financial status depends.  We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Basis of Presentation

These accompanying condensed consolidated financial statements include the accounts of our company and its wholly owned subsidiaries, Ren Ji Cement Investment Co., Ltd., Ren Ji Cement Company Limited and Anhui Province Runji Cement Co., Ltd., and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim information, and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, the interim financial statements reflect all normal adjustments that are necessary to provide a fair presentation of the financial results for the interim periods presented.  Operating results for interim periods are not necessarily indicative of results that may be expected for an entire fiscal year. The condensed consolidated balance sheet as of August 31, 2010 has been derived from the audited consolidated financial statements as of such date. For a more complete understanding of our company’s financial position, operating results, risk factors, and other matters, please refer to our company's Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the year reported. Actual results may differ from these estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2011 presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with banks and liquid investments with an original maturity of three months or less. Cash deposits with banks are held in financial institutions in China, which has no federally insured deposit protection. Accordingly, our company has a concentration of credit risk related to these uninsured deposits.

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful accounts based on a review of all outstanding amounts on a monthly basis. Management judgment and estimates are made in connection with establishing the allowance for doubtful accounts. Specifically, our company analyzes the aging of accounts receivable balances, historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms. Significant changes in customer concentration or payment terms, deterioration of customer credit-worthiness or weakening in economic trends could have a significant impact on the collectability of receivables and our company’s operating results. The allowance of doubtful account is accrued based on the AR identified uncollectible.  The allowances for doubtful accounts are $1,839,756and $193,339 as of February 28, 2011 and August 31, 2010 respectively.

Inventories

Inventories, which are primarily comprised of raw materials, packaging materials, semi-finished goods, and finished goods, are stated at the lower of cost or market, using the moving average (“MA”) method. Cost being determined on the basis of a moving average. Our company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

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

Impairment of Long-Lived Assets

Our company evaluates potential impairment of long-lived assets, in accordance with accounting principles generally accepted in the United States of America, which requires our company to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Our company believes that long-lived assets in the accompanying balance sheets are appropriately valued at February 28, 2011.

Intangible Assets

Our company’s intangible assets are stated at cost less accumulated amortization and are mainly comprised of limestone and sandstone mining rights. Mining rights are related to mines our company occupies in Anhui Province, PRC and are being amortized on a straight-line basis over a period of 30 years.

Revenue Recognition

Our company recognizes revenue when the significant risks and rewards of ownership have been transferred pursuant to PRC law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured. Our company generally recognizes revenue when its products are shipped. Our company’s standard payment terms are 90 days. If a customer’s payment terms exceed 12 months, revenue will be recognized once payments become due and payable.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update, 2009-13, Revenue Recognition (Topic 605) “Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force.”  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting.  This update establishes a selling price hierarchy for determining the selling price of a deliverable.  The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available.  Our company is required to apply this guidance prospectively for revenue arrangements entered into or materially modified after September 1, 2011; however, earlier application is permitted.   Management is in the process of evaluating the impact of adopting this standard on our company’s financial statements.

We do not believe that there are any new pronouncements that have been recently issued that might have a material impact on its consolidated financial statements other than the one that was disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 4.  Controls and Procedures

Disclosure Controls

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2011. Based on the evaluation of these disclosure controls and procedures, and taking into account the changes we implemented in our control over financial reporting described below, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, there is material weaknesses found in our internal controls. The material weakness relates to the lack of personnel with the appropriate knowledge of generally accepted accounting principles (GAAP) and SEC reporting experience, coupled with a lack of segregation of duties and minimal staffing. To remedy this material weakness, management is actively searching for competent candidates and working with outside consultants in the financial reporting process. The weakness existed for 6 months until the second quarter of 2011.

During the first six months of fiscal year 2011, we implemented the following measures to improve our internal control over financial reporting:

(1)   Engaged outside consultants to assist in our assessment of the effectiveness of our company’s internal control over financial reporting; and also employed a new general manager with rich management experience in cement industry to strengthen our daily operation and management, as well as working with outside consultant in the reporting process.
(2)   Developed and instituted new internal control procedures to strengthen our month-end close and financial reporting processes.

We believe these measures have strengthened our internal control over financial reporting and disclosure controls and procedures.

Our senior executives and our board of directors are committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment has been and will continue to be communicated to and reinforced with our employees and to external stakeholders. And management believes the material weakness has remediated through the measures described above, and no longer exists as of February 28, 2011. So management concluded our internal control is effective as of the end of the second quarter of 2011.

In addition, under the direction of our board of directors, management will continue to review and make changes to the overall design of our internal control environment, as well as policies and procedures to improve the overall effectiveness of internal control over financial reporting and our disclosure controls and procedures.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”.  Such forward-looking statements include any projections and estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”.

Credit Risk

Our company is exposed to credit risk from its cash in bank, fixed deposits, bills and accounts receivable. The credit risk on cash in bank and fixed deposits is limited because the counterparties are recognized financial institutions. Bills and accounts receivable are subjected to credit evaluations.

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

Company’s Operations are All in China

All of our operations are conducted in China and are subject to various political, economic, and other risks and uncertainties inherent in conducting business in China. Among other risks, our company’s operations are subject to the risks of: restrictions on transfer of funds; quotas; domestic tariffs; changing taxation policies; foreign exchange restrictions; and political conditions and governmental regulations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (Incorporated by reference to our Registration Statement on Form SB-2, filed on May 13, 2005).
3.2	Bylaws (Incorporated by reference to our Registration Statement on Form SB-2, filed on May 13, 2005).
(10)	Material Contracts
Share Exchange Agreement between our company Fitmedia, Shouren Zhao and Timothy Crottey (Incorporated by reference to our Current Report on Form 8-K filed on November 7, 2007).
Stock Purchase Agreement between Fitmedia, Shouren Zhao and Timothy Crottey (Incorporated by reference to our Current Report on Form 8-K filed on November 7, 2007).
(21)	List of Subsidiaries
21.1	Ren Ji Cement Investment Co., Ltd., incorporated in British Virgin Islands
21.2	Ren Ji Cement Company, Ltd. incorporated in Hong Kong
21.3	Anhui Province Runji Cement Co., Ltd. incorporated in China
(31)	Rule 13a-14(a) or Rule 15d-14(a) Certifications
31.1*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Certification filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Certification filed pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA RUNJI CEMENT INC.

Date: April 19, 2011	By:	/s/ Shouren Zhao
Shouren Zhao Chairman, Chief Executive Officer and President (Principal Executive Officer)

Date: April 19, 2011	By:	/s/ Xiangfei Zeng
Xiangfei Zeng Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)